Form 10-Q
period 2019-03-31
Postal Realty Trust, Inc.
filed 2019-06-27
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-38903

POSTAL REALTY TRUST, INC.

Maryland	83-2586114
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

75 Columbia Avenue

Cedarhurst, NY 11516

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code):
(516) 295-7820

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	PSTL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding at June 26, 2019 was 5,285,588.

Postal Realty Trust, Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Postal Realty Trust, Inc. Consolidated Balance Sheets at March 31, 2019 (Unaudited) and December 31, 2018	1
	Postal Realty Trust, Inc. Notes to Consolidated Balance Sheets (Unaudited)	2
	Nationwide Postal and Affiliates Predecessor Combined Consolidated Balance Sheets at March 31, 2019 (Unaudited) and December 31, 2018	5
	Nationwide Postal and Affiliates Predecessor Combined Consolidated Statements of Income Periods for the Periods Ended March 31, 2019 and 2018 (Unaudited)	6
	Nationwide Postal and Affiliates Predecessor Combined Consolidated Statements of Changes in Equity (Deficit) for the Periods Ended March 31, 2019 and 2018 (Unaudited)	7
	Nationwide Postal and Affiliates Predecessor Combined Consolidated Statements of Cash Flows Periods for the Periods Ended March 31, 2019 and 2018 (Unaudited)	8
	Nationwide Postal and Affiliates Predecessor Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Postal Realty Trust, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$1,000	$1,000
Total Assets	$1,000	$1,000
Liabilities and Stockholders’ Equity
Common stock, $0.01 par value, 600,000,000 shares authorized, 1,000 shares issued and outstanding	$10	$10
Additional paid in capital	990	990
Total Liabilities and Stockholders’ Equity	$1,000	$1,000

See accompanying notes.

Postal Realty Trust, Inc.
Notes to Consolidated Balance Sheet
(Unaudited)

1. Organization

Postal Realty Trust, Inc. (the “Company” “we”, “us”, or “our”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of shares of the Company’s Class A common stock, par value $0.01 per share (our “Class A Common Stock”). The Company contributed the net proceeds of our initial public offering (our “IPO”) to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in our Operating Partnership (“OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”). Prior to the completion of the IPO and the Formation Transactions, on May 17, 2019, the Company had no operations.

At March 31, 2019, the Company was authorized to issue up to 600,000,000 shares of common stock, par value $0.01 per share. Upon completion of the IPO on May 17, 2019, we amended our articles of incorporation such that the Company is currently authorized to issue up to 500,000,000 shares of common stock, par value $0.01 per share, and up to 100,000,000 shares of preferred stock. The Company elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”) effective November 19, 2018, and as such, all federal tax liabilities were the responsibility of the Company’s sole stockholder. In anticipation of the IPO, the Company revoked its S-Corporation election on May 14, 2019. The Company intends to qualify and elect to qualify as a real estate investment trust (“REIT”) under the Code beginning with its short taxable year ending December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

2. Initial Public Offering and Formation Transactions

Both the Company and the Operating Partnership commenced operations upon completion of the IPO and Formation Transactions on May 17, 2019. The Company’s operations are carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership.

On May 17, 2019, the Company closed the IPO, pursuant to which it sold 4,500,000 shares of its Class A Common Stock at a public offering price of $17.00 per share. The Company raised $76.5 million in gross proceeds, resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to other expenses relating to the IPO. The Company’s Class A Common Stock began trading on the New York Stock Exchange under the symbol “PSTL” on May 15, 2019.

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, used a portion of the net proceeds to repay approximately $31.7 million of outstanding indebtedness related to the accounting predecessor to the Company, which is not a legal entity (the “Predecessor”). The remaining funds are expected to be used for general working capital purposes and to fund potential future acquisitions. The accompanying balance sheets of the Company does not reflect the IPO, or the Formation Transactions completed on May 17, 2019.

Pursuant to the Formation Transactions, the Company, directly or through the Operating Partnership, acquired the entities that comprise the Predecessor. The initial properties and other interests were acquired in exchange for 1,333,112 OP Units, 637,058 shares of Class A Common Stock 27,206 shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), and $1.9 million of cash. In addition, the Operating Partnership purchased a 100% interest in 81 post office properties in exchange for $26.9 million in cash, including approximately $1.0 million paid to Andrew Spodek, the Company’s chief executive officer and a director.

3. Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared by management in accordance with United States generally accepted accounting principles. In the opinion of management, the unaudited balance sheet as of March 31, 2019 reflects all adjustments, consisting solely of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s financial position at March 31, 2019. The Company did not have any operations from the date of formation to May 17, 2019.

Offering and Other Costs

Certain of the costs related to the IPO and Formation Transactions paid by an affiliate of the Company’s sole shareholder at March 31, 2019 will be reimbursed by the Company from the proceeds of the IPO. Organizational costs incurred by the Company will be expensed. Offering costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital. Transaction costs related to asset acquisitions will be capitalized as part of the acquisition. The Company has not recorded any organization, offering or transaction costs at March 31, 2019, because such costs were not the liability of the Company until the successful completion of the IPO. As of March 31, 2019, approximately $2.9 million of offering and other costs had been incurred by an affiliate of the Company’s sole shareholder. Subsequent to March 31, 2019, the affiliate of the Company's sole shareholder has incurred an estimated $2.6 million of offering and other costs.

Investments in Real Estate

Upon the acquisition of real estate, the purchase price will be allocated based upon the fair value of the assets acquired and liabilities assumed for business combinations. The purchase price for asset acquisitions will be allocated based upon the relative fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. For transactions that are business combinations, acquisition costs are expensed as incurred. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.

Investments in real estate will generally include land, buildings, tenant improvements and identified intangible assets, such as in-place lease intangibles and above or below-market lease intangibles. Direct and certain indirect costs clearly associated with the development, construction, leasing or expansion of real estate assets will be capitalized as a cost of the property. Repairs and maintenance costs will be expensed as incurred. Depreciation on buildings generally will be provided on a straight-line basis over 39 years. Tenant improvements will be depreciated over the shorter of their estimated useful lives or the term of the related lease. The acquired in-place lease values will be amortized to expense over the average remaining non-cancellable term of the respect in-place leases. The acquired above or below-market lease intangibles will be amortized to rent income over the applicable lease term, inclusive of any option periods for below-market leases.

The carrying value of real estate investments and related intangible assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undisclosed basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

4. Commitments and Contingencies

In the ordinary course of the Company’s business, the Company enters into non-binding (except with regard to exclusivity and confidentiality) letters of intent indicating a willingness to negotiate for acquisitions.  There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent, that the Company will close the transactions contemplated by such contracts on time, or that the Company will consummate any transaction contemplated by any definitive contract.

5. Subsequent Events

As discussed in Note 2, the Company completed the IPO and Formation Transactions on May 17, 2019 and used a portion of the net proceeds to repay approximately $31.7 million of outstanding mortgage debt of the Predecessor secured by certain of the initial properties acquired by the Company in connection with such transactions. See Note 2. Initial Public Offering and Formation Transactions.

On June 26, 2019, the board of directors of the Company approved and the Company declared a pro-rated cash dividend of $0.063 per share of common stock for the period from May 17, 2019, the closing date of the IPO, to June 30, 2019. The dividend will be payable on July 31, 2019 to stockholders of record as of the close of business on July 9, 2019.

In June 2019, the Company, through its Operating Partnership, entered into agreements to acquire three post office properties located in Arkansas, Louisiana and South Carolina for approximately $4.4 million in cash. The transactions are expected to close in the third quarter of 2019, subject to the satisfaction of customary closing conditions.

Nationwide Postal and Affiliates Predecessor
Combined Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)

ASSETS
Real estate
Land	$7,418,415	$7,239,213
Buildings and improvements	30,014,094	29,550,076
Tenant improvements	1,664,381	1,646,215
	39,096,890	38,435,504
Less: accumulated depreciation	(7,381,310)	(7,121,532)
Total real estate, net	31,715,580	31,313,972

Cash	394,217	262,926
Rent and other receivables	492,626	601,670
Prepaid expenses and other assets	143,947	146,014
Escrows and reserves	600,053	598,949
Deferred rent receivable	19,226	14,060
In-place lease intangibles (net of accumulated amortization of $4,604,992 and $4,388,699, respectively)	2,589,138	2,735,927
Above market leases (net of accumulated amortization of $11,058 and $8,688, respectively)	8,544	10,914

Total assets	$35,963,331	$35,684,432

LIABILITIES AND EQUITY (DEFICIT)
Liabilities
Mortgage loans payable, net	$34,510,797	$34,792,419
Accounts payable, accrued expenses and other	1,691,404	1,869,084
Below market leases (net of accumulated amortization of $1,613,665 and $1,525,540, respectively)	3,832,672	3,842,495
Deferred tax liability, net	727,952	793,847

Total liabilities	$40,762,825	$41,297,845

Commitments and contingencies

Equity (deficit)
Common stock, UPH - no par, 1,000 shares authorized, 1,000 shares issued and outstanding	4,000,000	4,000,000
NPM - no par, 200 shares authorized, issued and outstanding	200	200
Additional paid-in capital	3,688,614	3,441,493
Accumulated equity (deficit)	(11,177,430)	(11,003,876)
Member's equity (deficit)	(1,357,793)	(2,095,823)
Noncontrolling interest	46,915	44,593
Total equity (deficit)	(4,799,494)	(5,613,413)

Total liabilities and equity (deficit)	$35,963,331	$35,684,432

(The accompanying notes are an integral part of these unaudited financial statements)

Nationwide Postal and Affiliates Predecessor
Combined Consolidated Statements of Income
Periods Ended March 31, 2019 and 2018 (Unaudited)

	Three months ended March 31:
	2019	2018
Revenues
Rent income	$1,492,386	$1,378,110
Tenant reimbursements	236,856	215,257
Fee and other income	286,926	319,903
Total revenues	2,016,168	1,913,270

Operating expenses
Real estate taxes	249,789	222,138
Property operating expenses	251,706	226,313
General and administrative	376,891	504,850
Depreciation and amortization	480,443	456,306
Total operating expenses	1,358,829	1,409,607

Income from operations	657,339	503,663

Interest expense, net	(360,514)	(384,686)

Income before income tax expense	296,825	118,977

Income tax expense	(39,749)	(24,514)

Net income	257,076	94,463

Less: Net income attributable to the noncontrolling interest	(2,843)	(3,822)

Net income attributable to Nationwide Postal and Affiliates Predecessor	$254,233	$90,641

(The accompanying notes are an integral part of these unaudited financial statements)

Nationwide Postal and Affiliates Predecessor
Combined Consolidated Statements of Changes in Equity (Deficit)
Periods Ended March 31, 2019 and 2018 (Unaudited)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Noncontrolling Interest
Balance - December 31, 2018	(5,613,413)	4,000,200	3,441,493	(11,003,876)	(2,095,823)	44,593
Capital contributions	1,774,879	-	397,121	-	1,377,758	-
Distributions and dividends	(1,218,036)	-	(150,000)	-	(1,067,515)	(521)
Net income (loss)	257,076	-	-	(173,554)	427,787	2,843
Balance - March 31, 2019	(4,799,494)	4,000,200	3,688,614	(11,177,430)	(1,357,793)	46,915

Balance - December 31, 2017	(10,010,639)	4,000,200	3,650,309	(10,693,356)	(7,012,369)	44,577
Capital contributions	1,184,512	-	135,577	-	1,046,284	2,651
Distributions and dividends	(2,007,003)	-	(100,245)	-	(1,904,107)	(2,651)
Net income (loss)	94,463	-	-	(228,940)	319,581	3,822
Balance - March 31, 2018	(10,738,667)	4,000,200	3,685,641	(10,922,296)	(7,550,611)	48,399

(The accompanying notes are an integral part of these unaudited financial statements)

Nationwide Postal and Affiliates Predecessor
Combined Consolidated Statements of Cash Flows
Periods Ended March 31, 2019 and 2018 (Unaudited)

Cash flows from operating activities
Net income	257,076	94,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	264,150	246,270
Amortization of in-place intangibles	216,293	210,036
Amortization of deferred financing costs	3,179	3,125
Amortization of above market leases	2,370	2,370
Amortization of below market leases	(88,125)	(68,588)
Deferred rent receivable	(5,166)	854
Deferred rent expense payable	532	-
Deferred tax liability	(65,895)	(187,827)
Change in assets and liabilities
Rent and other receivables	109,044	141,556
Prepaid expenses and other assets	2,067	3,875
Accounts payable, accrued expenses and other	(178,212)	275,924
Net cash provided by operating activities	517,313	722,058

Cash flows from investing activities
Acquisition of real estate	(645,120)	(380,477)
Capital improvements	(11,840)	-
Net cash used in investing activities	(656,960)	(380,477)

Cash flows from financing activities
Proceeds from mortgage payable	-	960,000
Repayments of mortgages payable	(284,801)	(265,264)
Capital contributions	1,774,879	1,184,512
Distributions and dividends	(1,218,036)	(2,007,003)
Net cash provided by (used in) financing activities	272,042	(127,755)

Net increase in cash and restricted cash	132,395	213,826

Cash and restricted cash at beginning of period	861,875	694,418

Cash and restricted cash at end of period	$994,270	$908,244

(The accompanying notes are an integral part of these unaudited financial statements)

Nationwide Postal and Affiliates Predecessor
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nationwide Postal and Affiliates Predecessor (the “Predecessor”) is a combination of limited liability companies (the “LLCs”), one C-Corporation (“UPH”), one S-Corporation (“NPM”) and one limited partnership. The Predecessor is not a legal entity. The entities that comprise the Predecessor were majority owned and controlled by Mr. Andrew Spodek at March 31, 2019 and were acquired by contribution to or merger with Postal Realty Trust, Inc., a recently formed company that intends to qualify as a real estate investment trust (the “Company”) and its recently formed operating partnership, Postal Realty LP (the “Operating Partnership”) in connection with the Company’s initial public offering (the “IPO”), which closed on May 17, 2019. The Company is the sole general partner of the Operating Partnership.

At March 31, 2019, the Predecessor, through the LLCs, UPH, and the limited partnership, owns 190 post office properties in 33 states: Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin, and Wyoming. All the properties are leased to a single tenant, the United States Postal Service (the “USPS”).

NPM, a subchapter S Corporation, was formed on November 17, 2004, for the purposes of managing commercial real estate properties.

The Company is a Maryland corporation formed on November 19, 2018. The Company elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”) effective November 19, 2018, and as such, all federal tax liabilities were the responsibility of the Company’s sole stockholder. In anticipation of the IPO, the Company revoked its S-Corporation election on May 14, 2019. The Company intends to qualify and elect to qualify as a real estate investment trust (“REIT”) under the Code beginning with its short taxable year ending December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

2. THE COMPANY’S INITIAL PUBLIC OFFERING AND FORMATION TRANSACTIONS

The Company’s operations are carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and related formation transactions (the “Formation Transactions”) on May 17, 2019.

On May 17, 2019, the Company closed the IPO, pursuant to which it sold 4,500,000 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a public offering price of $17.00 per share. The Company raised $76.5 million in gross proceeds, resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to other expenses relating to the IPO. The Class A Common Stock began trading on the New York Stock Exchange under the symbol “PSTL” on May 15, 2019.

The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership utilized a portion of the net proceeds of the IPO to acquire properties in the Formation Transactions and to repay mortgage debt secured by certain of the Company’s initial properties. The remaining funds are expected to be used for general working capital purposes and to fund future acquisitions.

Pursuant to the Formation Transactions, the Operating Partnership acquired the entities that comprised of the Predecessor. These initial property interests and the business and assets of NPM were acquired in exchange for 1,333,112 OP Units, 637,058 shares of Class A Common Stock, 27,206 shares of Class B common stock, par value $0.01 per share, and $1.9 million of cash. In addition, the Operating Partnership purchased a 100% interest in 81 post office properties in exchange for $26.9 million in cash, including approximately $1.0 million paid to Andrew Spodek, the Company’s chief executive officer and a director.

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, repaid approximately $31.7 million of outstanding indebtedness related to the Predecessor.

The accompanying combined consolidated financial statements do not reflect the results of operations and financial position of the Company or Operating Partnership upon completion of the IPO or the Formation Transactions completed on May 17, 2019.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying combined consolidated financial statements of the Predecessor are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The effect of all significant intercompany balances and transactions have been eliminated. A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the Predecessor. Non-controlling interests are required to be presented as a separate component of equity in the combined consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests.

The accompanying combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in the accompanying combined consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned combined financial statements for the interim periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim financial statements should be read in conjunction with, and follow the same policies and procedures as outlined in the audited combined consolidated financial statements for the year ended December 31, 2018, included in the Company’s final prospectus dated May 14, 2019.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Real estate

During the three months ended March 31, 2019, the Predecessor acquired one property for a purchase price of $645,120, inclusive of acquisition costs of $10,120. The purchase price was allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price was allocated as follows:

Land	$179,202
Building and improvements	456,550
Tenant improvements	18,166
In-place lease intangibles	69,504
Below market leases	(78,302)
Total	$645,120

During the three months ended March 31, 2018, the Predecessor acquired three properties for an aggregate purchase price of $380,477, inclusive of aggregate acquisition costs of $12,047. The purchase price was allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price was allocated as follows:

Land	$165,827
Building and improvements	196,530
Tenant improvements	13,197
In-place lease intangibles	55,439
Above market leases	19,603
Below market leases	(70,119)
Total	$380,477

For the three months ended March 31, 2019 and 2018, no impairment loss was recorded.

Cash and Restricted Cash

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. Restricted cash is presented as escrows and reserves in the accompanying combined consolidated balance sheets. Cash and restricted cash consist of the following:

	March 31, 2019 (Unaudited)	December 31, 2018
Cash	$394,217	$262,926
Restricted cash:
Maintenance reserve	600,053	598,949
Total cash and restricted cash	$994,270	$861,875

Deferred financing costs

Total amortization expense for the three months ended March 31, 2019 and 2018, was $3,179 and $3,125, respectively, which is included in interest expense in the accompanying combined consolidated statements of income.

The Predecessor will amortize the remaining deferred financing costs as follows:

Year Ending December 31,	Amount
2019 - Remaining	$9,548
2020	12,727
2021	12,727
2022	12,727
2023	12,727
Thereafter	163,095
Total	$223,551

Fair Value of Financial instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Predecessor could realize on disposition of the assets and liabilities at March 31, 2019 and December 31, 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2019 and December 31, 2018. The fair value of the Predecessor’s mortgages loans payable and other obligations aggregated approximately $33,423,184 and $33,586,000, as compared to the book value of $34,510,797 and $34,792,419 as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Predecessor’s debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Predecessor for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate. Although the Predecessor has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2019 and December 31, 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

Accounting Standards Adopted in 2019

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and established Accounting Standards Codification (“ASC”) Topic 606. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.

This standard is effective for interim and annual reporting periods that begin on or after December 15, 2018. The Predecessor adopted ASU 2014-09 on January 1, 2019 using the modified retrospective method however, there was no cumulative effect required to be recognized in retained earnings at the date of application. Substantially all of the Predecessor’s revenue is derived from its tenant leases and therefore falls outside the scope of this guidance. With respect to its fee-derived revenue, the Predecessor earns monthly base management fees subject to the terms of the contractual agreements with entities that are affiliated with the Predecessor for the day-to-day operations and administration of its managed properties. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from post offices owned by entities that are affiliated with the Predecessor. The Predecessor determined that there is no change to revenue recognition for base management fees as the underlying services are considered to be individual performance obligations composed of a series of distinct services satisfied over time, for which revenue is recognized monthly as earned over the life of the management agreement as services are provided. The total amount of consideration from the contracts is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Predecessor’s control. Therefore, the Predecessor recognizes the revenue at the end of each month once the uncertainty is resolved. Due to the standardized terms of the management agreements, the Predecessor accounts for all management agreements in a similar, consistent manner. Therefore, no disaggregated information relating to management agreements is presented.

Future Application of Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby all leases, existing and new, with lease terms greater than one year will be recognized on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, changes have been made to align certain lessor and lessee accounting guidance and the key aspects of the lessor accounting model with new revenue recognition standard discussed above. Under the new guidance, contract consideration will be allocated to its lease components (and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component (see discussion below). The new guidance also includes a definition of initial direct costs that is narrower than the prior definition in current GAAP (Topic 840, Leases). This will result in a change to the accounting for the Company’s internal leasing costs, which will be expensed as incurred, as opposed to being capitalized and deferred. Commissions subsequent to successful lease execution will continue to be capitalized.

ASU 2016-02 initially provided for one retrospective transition method; however, a second transition method was later added with ASU 2018-11 as described below. To ease the transition, the new lease accounting guidance permits companies to utilize certain practical expedients in their implementation of the new standard:

●	A package of three practical expedients that must be elected together for all leases and includes: (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases and (iii) not reassessing the amount of capitalized initial direct costs for existing leases;

●	ASU 2016-02 also includes a practical expedient to use hindsight in determining the lease term or assessing purchase options for existing leases and in assessing impairment of right of use assets;

●	ASU 2018-01, Land Easements Practical Expedient for Transition to Topic 842 added a transition practical expedient to not reassess existing or expired land easement agreements not previously accounted for as leases; and

●	A new practical expedient under ASU 2018-11, described below.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide minor clarifications and corrections to ASU 2016-02, Leases (Topic 842). In July 2018, the ASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update provide entities with an additional optional transition method to adopt ASU 2016-02. Under this new transition method, an entity may apply the new leases standard at the adoption date instead of the earliest comparative period presented in its financial statements and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting under this additional transition method for the comparative periods presented in the financial statements prior to the adoption date of the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either under Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. The Company expects to elect the lessor practical expedient to not separate non-lease components such as maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases; however, certain categories of new leases could have different revenue recognition patterns as compared to similar existing leases. As lessee, the Company expects to record a right of use asset and related liability for the office lease disclosed in Note 9. Related Party Transactions.

In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This ASU modifies ASU No. 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (includes sales, use, value added, and some excise taxes and excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. ASU 2018-20 also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue.

Topic 842 will be effective for the Company on January 1, 2020 as a result of its classification as an emerging growth company. The Company continues to evaluate the FASB’s activities related to the new leasing standard and the potential impact on its financial results, policies and disclosures upon adoption, including the accounting for costs which may be paid by the lessee directly to a third party, such as real estate taxes.

In December 2018, the FASB issued ASU No. 2018-20, Leases — Narrow-Scope Improvements for Lessors which provides guidance to Topic 842 in requiring lessors to recognize certain variable payment amounts in profit or loss in the period when the changes in facts and circumstances on which the variable payment is based occur. This guidance is effective for the Company in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Predecessor’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2022 as a result of its classification as an emerging growth company. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its combined consolidated financial statements.

4. INTANGIBLE ASSETS AND LIABILITIES

Amortization of in-place lease intangibles was $216,293 and $210,036 for the three months ended March 31, 2019 and 2018, respectively. This amortization is included in depreciation and amortization in the combined consolidated statements of income. Amortization of acquired above market leases was $2,370 and $2,370 for the three months ended March 31, 2019 and 2018, respectively, and is included in rent income in the combined consolidated statements of income. Amortization of acquired below market leases was $88,125 and $68,588 for the three months ended March 31, 2019 and 2018, respectively, and is included in rent income in the combined consolidated statements of income.

The balance of these intangible assets and liabilities will be amortized as follows:

Year ending December 31,	In-Place Lease Intangibles	Below Market Leases	Above Market Leases
2019 - Remaining	$649,965	$268,293	$5,617
2020	856,374	354,296	2,927
2021	825,543	335,784	-
2022	185,795	314,644	-
2023	55,741	311,782	-
Thereafter	15,720	2,247,873	-
Total	$2,589,138	$3,832,672	$8,544

5. MORTGAGE LOANS PAYABLE

The following are the principal balances on the mortgage loans payable as of March 31, 2019 and December 31, 2018:

Mortgage loans payable	March 31, 2019	December 31, 2018
Vision Bank	$15,484,514	$15,636,243
Atlanta Postal Credit Union	17,194,853	17,313,481
First Oklahoma Bank	386,311	389,599
Vision Bank – 2018	929,048	936,750
First Oklahoma Bank – 2018	739,622	743,076
Total mortgage loans payable	$34,734,348	$35,019,149

Principal payments on the mortgage loans payable through maturity are as follows:

Year Ending December 31,	Amount
2019 – Remaining	$849,221
2020	1,180,685
2021	17,049,176
2022	661,457
2023	698,181
Thereafter	14,295,628
34,734,348
Less: Deferred financing costs, net	223,551
Total	$34,510,797

The Vision Bank loan, First Oklahoma Bank loan and Vision Bank — 2018 loan contain a personal guaranty of payment by Mr. Spodek. Refer to Note 11. Subsequent Events for a discussion of the repayment of certain of the Predecessor’s mortgage loans payable in conjunction with the Company’s IPO.

6. LOANS PAYABLE – RELATED PARTY

At March 31, 2018, the Predecessor had interest-only promissory notes in principal amounts aggregating $3,544,215 payable to a related party. The loans bore interest at 1.9% per annum, require interest only payments, and mature between August 1, 2036 through July 1, 2041. In June 2018, pursuant to a loan modification agreement, these notes were assumed by an affiliate of the Predecessor and recorded as an increase in equity of the Predecessor. Interest expense incurred for these notes was $18,616 for the three months ended March 31, 2018.

7. OPERATING LEASE AGREEMENTS

At March 31, 2019, all of the properties owned by the Predecessor are leased to a single tenant, the USPS. The leases expire at various dates through February 28, 2027.

Future minimum rental income to be received on non-cancellable leases is as follows:

Year Ending December 31,	Amount
2019 - Remaining	$4,225,664
2020	5,098,410
2021	4,660,509
2022	2,444,252
2023	1,740,243
Thereafter	2,815,827
Total	$20,984,905

8. INCOME TAXES

In order to determine the quarterly provision for income taxes for UPH, the Predecessor used an estimated annual effective tax rate (“ETR”), which is based on expected annual income and statutory tax rates in the various jurisdictions. Certain significant or unusual items are separately recognized as discrete items in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three months ended March 31, 2019 was $39,749 at an effective tax rate of 13.4% and, $24,514 at an effective tax rate of 5.9% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 differs from the statutory rate of 21% due to certain entities included in the combined consolidated financial statements that are not subject to tax at the entity level, state taxes and interest and penalties from unrecognized tax benefits primarily related to the utilization of loss carryforwards.

The Predecessor has unrecognized tax benefits at March 31, 2019 of $707,920 which is inclusive of interest and penalties.

9. RELATED PARTY TRANSACTIONS

Management fee income

The Predecessor recognized management fee income of $257,121 and $312,602 for the three months ended March 31, 2019 and 2018, respectively, from various properties which are affiliated with the owner of NPM. These amounts include accrued management fees receivable of $0 and $80,800 at March 31, 2019 and 2018, respectively, which is included in rents and other receivables on the combined consolidated balance sheets.

Related party lease

On October 1, 2018, the Predecessor entered a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000, which will increase by 3% on each anniversary of the lease commencement date. The term of the Office Lease is five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and will expire on September 30, 2023. For the three months ended March 31, 2019, straight-line rent expense was $45,532 and was recorded in general and administrative expenses in the combined consolidated statements of income.

As of March 31, 2019, future minimum rental payments on the noncancelable lease is as follows:

Year Ending December 31,	Amount
2019 - Remaining	$136,350
2020	186,791
2021	192,394
2022	198,166
2023	151,944
Total	$865,645

Other Receivables/Other Payables

During the three months ended March 31, 2019, the Predecessor paid certain costs on behalf of a related party totaling $45,334, which is recorded in rents and receivables on the combined consolidated balance sheet. Such amount was repaid by the related party in April 2019. During the three months ended March 31, 2019, the Predecessor was advanced certain funds by a related party totaling $20,000, which is recorded in accounts payable, accrued expenses and other on the combined consolidated balance sheet. Such amount was repaid by the Predecessor in April 2019.

10. COMMITMENTS AND CONTINGENCIES

At March 31, 2019, the Predecessor was not, and the Company is not currently, involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

11. SUBSEQUENT EVENTS

As discussed in Note 2, the Company completed the IPO and Formation Transactions on May 17, 2019 and used a portion of the net proceeds to repay approximately $31.7 million of outstanding mortgage debt of the Predecessor secured by certain of the initial properties acquired by the Company in connection with such transactions. See Note 2. The Company’s Initial Public Offering and Formation Transactions.

On June 26, 2019, the board of directors of the Company approved and the Company declared a pro-rated cash dividend of $0.063 per share of common stock for the period from May 17, 2019, the closing date of the IPO, to June 30, 2019. The dividend will be payable on July 31, 2019 to stockholders of record as of the close of business on July 9, 2019.

In June 2019, the Company, through its Operating Partnership, entered into agreements to acquire three post office properties located in Arkansas, Louisiana and South Carolina for approximately $4.4 million in cash. The transactions are expected to close in the third quarter of 2019, subject to the satisfaction of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company’s accounting Predecessor (the “Predecessor”) should be read in conjunction with the unaudited consolidated financial statements and related notes thereto of the Predecessor for the periods ended March 31, 2019 and 2018, included in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

References to “we,” “our,” “us,” and “the Company” refer to Postal Realty Trust, Inc. a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership (our “Operating Partnership”), of which we are the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership”.

Prior to the closing of our initial public offering (the “IPO”) on May 17, 2019, Andrew Spodek, our chief executive officer and a member of our board of directors (the “Board”), directly or indirectly controlled 190 properties that we acquired in the Formation Transactions (as defined below) that were completed simultaneously with the closing of the IPO. Of these 190 properties, 140 were held indirectly by us through a series of holding companies, which we refer to collectively as “UPH.” The remaining 50 properties were owned by Mr. Spodek through 12 limited liability companies and one limited partnership, which we refer to collectively as the “Spodek LLCs.” References to our “Predecessor” are to UPH, the Spodek LLCs and Nationwide Postal Management, Inc., a property management company that we acquired in the Formation Transactions (as defined below), collectively.

Forward-Looking Statements

We make statements in this Quarterly Report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on, early terminations of or non-renewal of leases by the United States Postal Service (the “USPS”);

●	change in the demand for postal services delivered by the USPS;

●	change in the status of the USPS as an independent agency of the executive branch of the U.S. federal government;

●	the solvency and financial health of the USPS;

●	the competitive environment in which we operate;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	our failure to successfully operate developed and acquired properties;

●	fluctuations in mortgage rates and increased operating costs;

●	general economic conditions;

●	financial market fluctuations;

●	lack or insufficient amounts of insurance;

●	conflicts of interests with our officers and/or directors;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	difficulties in identifying or completing acquisition opportunities;

●	other factors affecting the real estate industry generally;

●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes; and

●	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

The Company

We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO on May 17, 2019 and the related formation transactions (“Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. Upon completion of our IPO and the Formation Transactions, we currently own and manage a portfolio of 271 postal properties located in 41 states comprising 871,843 net leasable interior square feet, all of which are leased to the USPS, and through our taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), we provide fee-based third party property management services for an additional 404 postal properties currently leased to the USPS and owned by family members of Mr. Spodek and their partners. We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. We own approximately 78.6% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”). Our Board oversees our business and affairs.

On May 17, 2019, we closed the IPO, pursuant to which we sold 4,500,000 shares of our Class A common stock, par value $0.01 per share (our “Common Stock”), at a public offering price of $17.00 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to other expenses relating to the IPO. Our Common Stock began trading on the New York Stock Exchange under the symbol “PSTL” on May 15, 2019. In connection with the IPO and the Formation Transactions, we also issued 1,333,112 OP Unites, 637,058 shares of Class A common stock and 27,206 shares of Class B common stock, par value $0.01 per share (our “Class B Common Stock”), to Mr. Spodek in exchange for certain properties and interests.

The interim financial statements of the Company and of the Predecessor do not reflect the closing of the IPO or the Formation Transactions.

The Company elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”) effective November 19, 2018, and as such, all federal tax liabilities were the responsibility of the Company’s sole stockholder. In anticipation of the IPO, the Company revoked its S-Corporation election on May 14, 2019. The Company intends to qualify and elect to qualify as a REIT under the Code beginning with its short taxable year ending December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If we continue to take advantage of these exemptions, we do not know if some investors will find our shares of our common stock less attractive as a result. The result may be a less active trading market for our shares of our common stock and our share price may be more volatile.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to avail ourselves of these exemptions; although, subject to certain restrictions, we may elect to stop availing ourselves of these exemptions in the future even while we remain an “emerging growth company.”

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to periodic adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

Factors That May Influence Future Results of Operations

The USPS

The USPS is our sole tenant, and, as such, we are substantially dependent on the USPS’s financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government.

The USPS is constrained by laws and regulations that restrict revenue sources and mandate certain expenses and cap its borrowing capacity. As a result, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits for current workers and retirees. The USPS has taken the position that productivity improvements and cost reduction measures alone without legislative and regulatory intervention will not be sufficient to maintain the ability to meet all of its existing legal obligations when due.

Revenues

We derive revenues primarily from rents, tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the third party postal properties managed by PRM, our taxable REIT subsidiary. Rent income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse real estate taxes at each property. Fee and other income principally represent revenue PRM receives from third parties pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. Factors that could affect our rent income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

Operating Expenses

We lease our properties to the USPS. The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, routine maintenance and the reimbursement of property taxes and the landlord is responsible for insurance and roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results.

Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include, but are not limited to: the cost of periodic repair; renovation costs; the cost of re-leasing space; and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.

The expenses of owning and operating a property are not necessarily reduced when circumstances, such as market factors and competition, cause a reduction in income from the property. If revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments generally will not be materially reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. As a result, if revenues decrease in the future, static operating costs may adversely affect our future cash flow and results of operations.

General and Administrative

General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses. Our Predecessor was privately owned and historically did not incur costs that we incur as a public company, including increased legal, insurance, accounting and other expenses related to corporate governance, filing reports with the United States Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange, and other compliance matters. In addition, while we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.

Depreciation and Amortization

Depreciation and amortization expense relate primarily to depreciation on properties and improvements and to amortization of certain lease intangibles.

Indebtedness and Interest Expense

Interest expense for the Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, which are described under Note 5. Mortgage Loans Payable and Note 6. Loans Payable — Related Party in the notes to the Predecessor’s financial statements. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related notes. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

Income Tax Benefit (Expense)

As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by PRM, and any other TRS we form in the future, will be subject to federal, state and local corporate income tax.

Critical Accounting Policies and Estimates

Refer to the heading titled “Critical Accounting Policies and Estimates” in Company’s final prospectus dated May 14, 2019 for a discussion of our critical accounting policies and estimates. During the three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 2. Significant Accounting Policies to the unaudited combined consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Results of Operations

The following discussion of results of operations addresses the Predecessor for the applicable periods which ended prior to our IPO and the Formation Transactions, except with respect to discussions about our IPO or the Formation Transactions, as applicable.

During the three months ended March 31, 2018, our Predecessor acquired three properties for the aggregate purchase price of approximately $0.4 million, inclusive of acquisition costs.

During the three months ended March 31, 2019, our Predecessor acquired one property for a purchase price of approximately $0.7 million, inclusive of acquisition costs.

As a result of the completion of our IPO and the Formation Transactions, effective as of May 17, 2019, we own and manage a portfolio of 271 postal properties located in 41 states comprising 871,843 net leasable interior square feet, all of which are leased to the USPS, and through PRM, we provide fee-based third party property management services for an additional 404 postal properties leased to the USPS and owned by members of Mr. Spodek’s family and their partners.

Comparison of the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018

The following discussion includes the results of the operations of the Predecessor as summarized in the table below:

	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% Change
Revenues:
Rent income	$1,492,386	$1,378,110	8.3%
Tenant reimbursements	$236,856	$215,257	10.0%
Fee and other income	$286,926	$319,903	-10.3%
Total revenues	$2,016,168	$1,913,270	5.4%
Operating Expenses:
Real estate taxes	$249,789	$222,138	12.4%
Property operating expenses	$251,706	$226,313	11.2%
General and administrative	$376,891	$504,850	-25.3%
Depreciation and amortization	$480,443	$456,306	5.3%
Total operating expenses	$1,358,829	$1,409,607	-3.6%
Income from operations	$657,339	$503,663	30.5%
Interest expense, net	$(360,514)	$(384,686)	-6.3%
Income before income tax expense	$296,825	$118,977	149%
Income tax expense	$(39,749)	$(24,514)	62.1%
Net income	$257,076	$94,463	172.1%

For the three months ended March 31, 2019 and March 31, 2018, approximately 85.8% and 83.3%, respectively, of the Predecessor’s total revenues were attributable to rental revenue and tenant reimbursements under long-term leases with the USPS, with the balance of total revenues in each year consisting of fee and other income as described below. Total revenues increased by $102,898, or 5.4%, to $2,016,168 for the three months ended March 31, 2019 from $1,913,270 for the three months ended March 31, 2018.

Rent Income. Rent income increased by $114,276, or 8.3%, to $1,492,386 for the three months ended March 31, 2019 from $1,378,110 for the three months ended March 31, 2018, primarily due to property acquisitions in 2018 and 2019.

Tenant reimbursements. Tenant reimbursements increased by $21,599, or 10.0%, to $236,856 for the three months ended March 31, 2019 from $215,257 for the three months ended March 31, 2018, primarily resulting from property acquisitions and increased real estate tax rates.

Fee and other income. Other revenue decreased by $32,977, or 10.3%, to $286,926 for the three months ended March 31, 2019 from $319,903 for the three months ended March 31, 2018, primarily due to lower management fees for the three months ended March 31, 2019, partially offset by increased insurance recoveries of approximately $30,000 in the three months ended March 31, 2019.

Expenses

Real estate taxes. Real estate taxes increased by $27,651, or 12.4%, to $249,789 for the three months ended March 31, 2019 from $222,138 for the three months ended March 31, 2018, primarily due to property acquisitions and increased real estate tax rates.

Property operating expenses. Property operating expenses increased by $25,393, or 11.2%, to $251,706 for the three months ended March 31, 2019 from $226,313 for the three months ended March 31, 2018, primarily due to the hiring in 2018 of additional property management personnel.

General and administrative. General and administrative expenses decreased by $127,959, or 25.3%, to $376,891 for the three months ended March 31, 2019 from $504,850 for the three months ended March 31, 2018, primarily due to lower professional fees.

Depreciation and amortization. Depreciation and amortization expense increased by $24,137, or 5.3%, to $480,443 for the three months ended March 31, 2019 from $456,306 for the three months ended March 31, 2018, primarily due to property acquisitions in 2018 and 2019.

Interest expense net. Interest expense, net decreased by $24,172, or 6.3%, to $360,514 for the three months ended March 31, 2019 from $384,686 for the three months ended March 31, 2018, primarily due to lower outstanding balances as principal paydowns occur.

Income tax expense. Income tax expense was $39,749 for the three months ended March 31, 2019 compared to $24,514 for the three months ended March 31, 2018, an increase of 62.1%, primarily as a result of higher taxable income related to UPH.

Net Income. Net income increased by $162,613, or 172.1%, to $257,076 for the three months ended March 31, 2019 from $94,463 for the three months ended March 31, 2018, primarily due to higher income before income tax expense.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2019, our Predecessor had approximately $0.4 million of cash. As of June 26, 2019, the Company has approximately $11.2 million of cash.

We expect that our short-term liquidity requirements will consist primarily of funds necessary to pay our operating expenses, payment of dividends to our stockholders, and potentially, significant capital expenditures related to our postal properties. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents, including remaining amounts raised in our IPO, net cash from operating activities and borrowings under the revolving credit facility that we expect to put in place during the second half of 2019.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional postal properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including borrowings under the revolving credit facility that we expect to put in place during the second half of 2019, net cash from operating activities, future debt and equity financings and proceeds from select sales of our properties. However, in the future, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources. In addition, we continuously evaluate possible acquisitions of postal properties, which largely depend on, among other things, the market for owning and leasing postal properties and the terms on which the USPS will enter into new or renewed leases.

To maintain our qualification as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding capital gains. See “Federal Income Tax Considerations—Taxation of Our Company—Distribution Requirements” in our Registration Statement for more information. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, divesting ourselves of properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring indebtedness or issuing equity securities in public or private transactions, the availability and attractiveness of the terms of which cannot be assured.

Indebtedness Outstanding as of March 31, 2019

As of March 31, 2019, our Predecessor had approximately $34.7 million of outstanding combined indebtedness, none of which was variable rate debt. Historically, our Predecessor’s equity capital was principally provided by Mr. Spodek as majority equity owner of the Predecessor entities and its debt capital was principally provided through first mortgage loans on the Predecessor Properties and promissory notes payable to related parties. Following the completion of the IPO and Formation Transactions, we repaid approximately $31.7 million of indebtedness of the Predecessor using a portion of the net proceeds from the IPO. We believe that the completion of our IPO improved our Predecessor’s financial position by allowing us to reduce our outstanding indebtedness and will provide us various financing sources that may not have previously been available to us as a privately owned company.

Indebtedness Repaid in Connection with Our IPO

Upon the completion of our IPO, our Operating Partnership used a portion of the net proceeds therefrom to repay approximately $31.7 million of outstanding indebtedness that the Company assumed pursuant to the Formation Transactions. As a result, we have approximately $2.9 million of total indebtedness outstanding at June 26, 2019, with a weighted average interest rate of 4.4% per annum, all of which is fixed rate debt.

The following table sets forth information as of March 31, 2019 with respect to the indebtedness of the Predecessor that was repaid with the net proceeds from our IPO:

	Amount Outstanding at March 31, 2019	Amount Repaid(1)	Interest Rate(2)	Maturity Date
Vision Bank	$15,484,514	$13,825,901	4.00%, Prime + 0.5%(3)	September 2036
Atlanta Postal Credit Union	17,194,853	17,117,032	4.15%	September 2021
First Oklahoma Bank	386,311	—	4.5%, Prime + .25%(4)	December 2037
Vision Bank—2018	929,048	—	5.00%, Prime+ 0.5%(5)	January 2038
First Oklahoma Bank—2018	739,622	739,622	5.5%, Prime(6)	October 2043
Total	$34,734,348	$31,682,555

(1)	Amounts based on debt principal balances as of the closing of our IPO.

(2)	Prime refers to the Wall Street Journal Prime Rate.

(3)	Interest rate resets on September 8, 2021.

(4)	Interest rate resets on December 31, 2022.

(5)	Interest rate resets on January 31, 2023.

(6)	Interest rate resets on October 31, 2023.

The following discussion relates to indebtedness of the Predecessor as of March 31, 2019.

Vision Bank Loan. In September 2016, the Predecessor repaid the mortgage loans that were secured by 26 properties with the proceeds of a mortgage loan from Vision Bank in the aggregate principal amount of approximately $16.9 million. As of March 31, 2019, approximately $15.5 million was outstanding under the Vision Bank loan which requires monthly payments of principal based on a 30-year amortization schedule, plus interest at 4% per annum through September 2021, after which the interest rate will reset at a variable rate equal to the Wall Street Journal prime rate, plus 0.5%. The Vision Bank mortgage loan matures on September 8, 2036, at which time all accrued interest and unpaid principal are due. The loan is collateralized by first mortgage liens on 26 properties and a personal guarantee of payment by Mr. Spodek. On May 17, 2019, our Operating Partnership used a portion of the net proceeds from our IPO to repay approximately $13.8 million of outstanding indebtedness under the Vision Bank loan. As of June 26, 2019, approximately $1.6 million was outstanding under the Vision Bank loan.

Atlanta Postal Credit Union Loan. The Predecessor had a mortgage loan payable to Atlanta Postal Credit Union in the original principal amount of approximately $19.8 million. As of March 31, 2019, approximately $17.2 million was outstanding under this loan, which bears interest at 4.15% per annum and requires monthly payments of principal and interest of $98,475, until maturity on September 1, 2021, at which time all accrued interest and unpaid principal are due. The mortgage loan is secured by first liens on 140 post office properties that we acquired as part of the Formation Transactions from UPH. On May 17, 2019, our Operating Partnership used a portion of the net proceeds from our IPO to repay approximately $17.1 million, the entire outstanding indebtedness under the Atlanta Postal Credit Union loan.

First Oklahoma Bank Mortgage Loan. The Predecessor had a mortgage loan payable in the principal amount of approximately $0.4 million as of March 31, 2019. Such loan requires monthly payments of principal and interest of $2,570 based on a 20-year amortization schedule, plus interest at 4.5% per annum through December 31, 2022, after which the interest rate will reset at a variable rate equal to the Wall Street Journal prime rate, plus 0.25%. The mortgage loan matures on December 13, 2037, at which time all accrued interest and unpaid principal are due. The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. As of June 26, 2019, approximately $0.4 million as outstanding under the First Oklahoma Bank mortgage loan.

Vision Bank – 2018. In January 2018, the Predecessor entered into a mortgage loan with Vision Bank in the original amount of $960,000 requiring monthly payments of principal and interest of $6,374 based on a 20-year amortization schedule, and interest at 5% per annum through January 31, 2023, after which the interest rate will reset to a variable rate equal to the Wall Street Journal prime rate, plus 0.5%. The mortgage loan matures on January 31, 2038, at which time all accrued interest and unpaid principal are due. This mortgage loan is collateralized by a first mortgage lien on one property and a personal guaranty of payment by Mr. Spodek. As of June 26, 2019, approximately $0.9 million was outstanding under the Vision Bank – 2018 loan.

First Oklahoma Bank – 2018. In October 2018, the Predecessor entered into a mortgage loan payable with First Oklahoma Bank in the original amount of $747,500 requiring monthly payments of principal and interest of $4,592 based on a 25-year amortization schedule, and interest at 5.5% per annum through October 31, 2023, after which the interest rate will reset to a variable rate equal to the Wall Street Journal prime rate. The mortgage loan matures on October 1, 2043, at which time all accrued interest and unpaid principal are due. On May 17, 2019, our Operating Partnership used a portion of the net proceeds from our IPO to repay approximately $0.7 million, the entire outstanding indebtedness under the First Oklahoma – 2018 loan.

None of the indebtedness that our Operating Partnership repaid upon completion of our IPO and the Formation Transactions had any prepayment penalties in connection with repayment prior to maturity.

Cash Flows

Comparison of the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018

Our Predecessor had cash of $394,217 and $342,490 as of March 31, 2019 and March 31, 2018, respectively.

Our Predecessor’s net cash provided by operating activities decreased by $204,745, or 28.4%, to $517,313 for the three months ended March 31, 2019 from $722,058 for the three months ended March 31, 2018. The decrease was primarily due to timing of accounts payable and accrued expenses offset by higher revenues as a result of acquisitions.

Our Predecessor’s net cash used in investing activities increased by $276,483, or 72.7%, to $656,960 for the three months ended March 31, 2019 from $380,477 for the three months ended March 31, 2018, primarily due to acquisitions of real estate and capital improvements.

Our Predecessor’s net cash provided by (used in) financing activities increased by $399,797, or 312.9%, to $272,042 for the three months ended March 31, 2019 from $(127,255) for the three months ended March 31, 2018, primarily due to a decrease in net distributions and dividends and an increase in contributions offset by lower net borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2019, our Predecessor did not have any off-balance sheet arrangements.

Inflation

Because most of our leases provide for fixed annual rent payments without annual rent escalations, our rent revenues are fixed while our property operating expenses are subject to inflationary increases. A majority of our leases provide for tenant reimbursement of real estate taxes and thus the tenant must reimburse us for real estate taxes. We believe that over time inflationary increases in expenses will be reflected in increased lease renewal rent rates.

Recent Developments

On June 26, 2019, the board of directors of the Company approved and the Company declared a pro-rated cash dividend of $0.063 per share of common stock for the period from May 17, 2019, the closing date of the Company's IPO, to June 30, 2019. The dividend will be payable on July 31, 2019 to stockholders of record as of the close of business on July 9, 2019.

In June 2019, the Company, through its Operating Partnership, entered into agreements to acquire three post office properties located in Arkansas, Louisiana and South Carolina for approximately $4.4 million in cash. The transactions are expected to close in the third quarter of 2019, subject to the satisfaction of customary closing conditions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and President, Treasurer and Secretary (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are executing on our plan to remedy the material weakness, described in the Company’s final prospectus dated May 14, 2019, including (i) initiating a full internal review and evaluation of key processes, procedures and documentation and related control procedures, and the subsequent testing of those controls, (ii) hiring additional accounting resources, including our Chief Accounting Officer, Matt Brandwein, who joined us in January 2019, with the appropriate level of technical experience and training in the application of technical accounting guidance to non-routine and complex transactions in order to properly analyze, review, record and report on business transactions, and (iii) implementing policies and procedures focusing on enhancing the review and approval of all relevant data to support our assumptions and judgments in non-routine and complex transactions appropriately and timely and documenting such review and approval. We also have made organizational changes and developed skills in our employees in order to strengthen and improve our internal control over financial reporting.

Management believes that these measures will remediate the previously identified material weakness. While we have completed our initial testing of these new controls and have concluded they are in place and operating as designed, we are monitoring their ongoing effectiveness, and will consider the material weakness remediated after the applicable remedial controls operate effectively for an additional period of time.

Except as otherwise stated above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may in the future be party to various claims and routine litigation arising in the ordinary course of business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2019, we closed our IPO, pursuant to which we sold 4,500,000 shares of our Class A common stock, par value $0.01 per share, to the public at a public offering price of $17.00 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to other expenses relating to the IPO. All of the 4,500,000 shares of our Class A Common Stock were sold pursuant to our registration statement on Form S-11, as amended (File No.333-230684), that was declared effective by the SEC on May 14, 2019. Stifel, Nicolaus & Company, Incorporated, Janney Montgomery Scott LLC, BMO Capital Markets Corp. and Height Capital Markets, LLC served as bookrunning managers for the offering and as representatives of the several underwriters.

In connection with the closing of our IPO and the Formation Transactions and pursuant to certain merger and contribution agreements, we issued to (i) Mr. Spodek an aggregate of (a) 637,058 shares of our Class A Common Stock with an aggregate value of approximately $10.8 million based on the IPO price and (b) 27,206 shares of our Class B Common Stock with an aggregate value of approximately $0.5 million if based on the IPO price, and (ii) Mr. Spodek and his affiliates an aggregate of 1,333,112 OP Units with an aggregate value of approximately $22.7 million based on the IPO price. The issuance of such shares and OP Units, as applicable, was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the limited partnership agreement of our Operating Partnership and subject to the requirements and restrictions set forth therein, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their OP Units in exchange for cash or, at our Operating Partnership’s option, for shares of our Class A common stock on a one-for-one basis.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on May 16, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In June 2019, the Company, through its Operating Partnership, entered into agreements to acquire three post office properties located in Arkansas, Louisiana and South Carolina for approximately $4.4 million in cash. The transactions are expected to close in the third quarter of 2019, subject to the satisfaction of customary closing conditions.

Item 6.	Exhibits

Exhibit	Exhibit Description
3.1*	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019
3.2*	Amended and Restated Bylaws of the Company, effective as of May 15, 2019
10.1*	First Amended and Restated Agreement of Limited Partnership of Postal Realty LP, dated May 16, 2019
10.2*†	Contribution Agreement, dated as of May 14, 2019, by and between Unlimited Postal Holdings, LP and Postal Realty LP
10.3*†	Contribution Agreement, dated effective as of May 16, 2019, by and between Postal Realty Trust, Inc. and Postal Realty LP
10.4*†	Contribution Agreement, dated as of May 14, 2019, by and among Andrew Spodek, IDJ Holdings, LLC, Tayaka Holdings, LLC and Postal Realty LP
10.5*	Contribution Agreement, dated as of May 14, 2019, by and between Nationwide Postal Management Holdings, Inc. and Postal Realty LP
10.6*	Contribution Agreement, dated effective as of May 14, 2019, by and between Postal Realty LP and Postal Realty Management TRS, LLC
10.7*	Agreement and Plan of Merger, by and among Postal Realty Trust, Inc., UPH Merger Sub, LLC, United Postal Holding, Inc. and Andrew Spodek, dated as of May 16, 2019
10.8*	Agreement of Purchase and Sale, dated as of May 14, 2019, by and between Postal Realty Trust, Inc. and Rosalind Spodek
10.9*	Agreement of Purchase and Sale, dated as of May 14, 2019, by and between Postal Realty Trust, Inc. and Sara Nathanson
10.10*	Agreement of Purchase and Sale, dated as of May 14, 2019, by and between Postal Realty Trust, Inc. and Joseph Nathanson
10.11*†	Agreement of Purchase and Sale, dated as of May 14, 2019, by and between Postal Realty Trust, Inc. and Bessi Marmer
10.12*†	Agreement of Purchase and Sale, dated as of May 14, 2019, by and between Postal Realty Trust, Inc. and IDJ Holdings, LLC
10.13*	Agreement of Purchase and Sale, dated as of May 14, 2019, by and between Postal Realty Trust, Inc. and Asset 90047, LLC
10.14*	Representation, Warranty and Indemnity Agreement, dated as of May 14, 2019, by and among Postal Realty Trust, Inc., Postal Realty LP and Andrew Spodek
10.15*	Tax Indemnification Agreement, dated as of May 14, 2019, by and among Postal Realty Trust, Inc., United Properties Holding, Inc. United Post Office Investments, Inc. and Andrew Spodek

10.16*	Form of Right of First Offer Agreement (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-11/A filed with the Commission on May 7, 2019)
10.17*	Tax Protection Agreement, dated as of May 14, 2019, by and among Postal Realty LP, Postal Realty Trust, Inc., Andrew Spodek, Tayaka Holdings, LLC and IDJ Holdings, LLC
10.18*	Tax Protection Agreement, dated as of May 14, 2019, by and among Postal Realty LP, Postal Realty Trust, Inc. and Nationwide Postal Management Holdings, Inc.
10.19*	Tax Protection Agreement, dated as of May 14, 2019, by and among Postal Realty LP, Postal Realty Trust and Unlimited Postal Holdings LP
10.20*	Form of Third Party Management Agreement (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-11/A filed with the Commission on May 7, 2019)
10.21*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Patrick Donahoe
10.22*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Anton Feingold
10.23*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Jeremy Garber
10.24*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Jane Gural-Senders
10.25*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Barry Lefkowitz
10.26*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Andrew Spodek
10.27*	Indemnification Agreement, dated as of May 17, 2019, by and between Postal Realty Trust, Inc. and Matt Brandwein
10.28*†	Employment Agreement, dated June 26, 2019, by and between Postal Realty Trust, Inc. and Andrew Spodek
10.29*†	Employment Agreement, dated June 26, 2019, by and between Postal Realty Trust, Inc. and Jeremy Garber
31.1*	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of President, Treasurer and Secretary furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of President, Treasurer and Secretary furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.
†	Compensatory plan or arrangement.
**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: June 27, 2019	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: June 27, 2019	By:	/s/ Jeremy Garber
Jeremy Garber
President, Treasurer and Secretary
(Principal Financial Officer)