Form 10-Q
period 2019-06-30
Postal Realty Trust, Inc.
filed 2019-08-14
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding at August 14, 2019 was 5,285,587.

Postal Realty Trust, Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

Table of Contents

PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Postal Realty Trust, Inc. Consolidated and Combined Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018	1
	Postal Realty Trust, Inc. Consolidated and Combined Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)	2
	Postal Realty Trust, Inc. Consolidated and Combined Consolidated Statements of Changes in Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)	3
	Postal Realty Trust, Inc. Consolidated and Combined Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (Unaudited)	4
	Postal Realty Trust, Inc. Notes to Consolidated and Combined Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33

i

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Postal Realty Trust, Inc.
Consolidated and Combined Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Predecessor)
ASSETS
Real estate
Land	$14,208,005	$7,239,213
Buildings and improvements	48,796,854	29,550,076
Tenant improvements	1,924,021	1,646,215
	64,928,880	38,435,504
Less: accumulated depreciation	(7,723,284)	(7,121,532)
Total real estate, net	57,205,596	31,313,972

Cash	11,744,971	262,926
Escrows and reserves	601,173	598,949
Rent and other receivables	855,506	601,670
Prepaid expenses and other assets	1,354,525	146,014
Deferred rent receivable	23,864	14,060
In-place lease intangibles (net of accumulated amortization of $5,024,779 and $4,388,699, respectively)	4,397,221	2,735,927
Above market leases (net of accumulated amortization of $13,674 and $8,688, respectively)	12,265	10,914

Total assets	$76,195,121	$35,684,432

LIABILITIES AND EQUITY (DEFICIT)
Liabilities
Mortgage loans payable, net	$2,817,545	$34,792,419
Accounts payable, accrued expenses and other	4,224,011	1,869,084
Below market leases (net of accumulated amortization of $1,721,354 and $1,525,540, respectively)	4,479,286	3,842,495
Deferred tax liability, net	-	793,847
Due to affiliates	6,687,587	-

Total liabilities	$18,208,429	$41,297,845

Commitments and contingencies

Equity (deficit)
Common stock,
PSTL - $.01 par value per share
Class A, 500,000,000 shares authorized: 5,285,587 shares issued and outstanding	52,856	-
Class B, 27,206 shares authorized: 27,206 shares issued and outstanding	272	-
UPH - no par, 1,000 shares authorized: 1,000 shares issued and outstanding	-	4,000,000
NPM - no par, 200 shares authorized: 200 shares issued and outstanding	-	200
Additional paid-in capital	46,250,914	3,441,493
Accumulated deficit	(726,502)	(11,003,876)
Member’s deficit	-	(2,095,823)
Total Stockholders’ and Predecessor Equity	45,577,540	(5,658,006)
Operating Partnership unitholders’ noncontrolling interests	12,409,152
Noncontrolling interest in properties	-	44,593
Total equity (deficit)	57,986,692	(5,613,413)

Total liabilities and equity (deficit)	$76,195,121	$35,684,432

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc.
Consolidated and Combined Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

		Predecessor		Predecessor
	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Revenues
Rent income	$1,856,428	$1,404,123	$3,348,814	$2,782,233
Tenant reimbursements	273,229	232,569	510,085	447,826
Fee and other income	276,325	286,443	563,251	606,346
Total revenues	2,405,982	1,923,135	4,422,150	3,836,405

Operating expenses
Real estate taxes	288,771	239,442	538,560	461,580
Property operating expenses	248,586	215,346	500,292	441,659
General and administrative	777,689	292,809	1,154,580	797,659
Equity-based compensation	190,343	-	190,343	-
Depreciation and amortization	767,772	449,362	1,248,215	905,668
Total operating expenses	2,273,161	1,196,959	3,631,990	2,606,566

Income from operations	132,821	726,176	790,160	1,229,839

Interest expense, net:
Contractual interest expense	(228,040)	(367,953)	(586,507)	(750,610)
Amortization of deferred financing costs	(1,854)	(3,125)	(5,035)	(6,249)
Loss on early extinguishment of Predecessor debt	(185,586)	-	(185,586)	-
Interest income	1,124	1,117	2,258	2,212
Total interest expense, net	(414,356)	(369,961)	(774,870)	(754,647)

Income (loss) before income tax expense	(281,535)	356,215	15,290	475,192
Income tax expense	(6,259)	(35,126)	(46,008)	(59,640)
Net income (loss)	(287,794)	321,089	(30,718)	415,552

Less:
Net income attributable to noncontrolling interest in properties	(1,493)	(2,811)	(4,336)	(6,633)
Net (income) loss attributable to Predecessor	$(209,181)	$318,278	$(463,414)	$408,919
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	$106,672		$106,672
Net income (loss) attributable to common stockholders	$(391,796)		$(391,796)

Net income (loss) per share (basic and diluted)	$(0.08)		$(0.08)

Weighted average common shares outstanding (basic and diluted)	5,164,264		5,164,264

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc.
Consolidated and Combined Consolidated Statements of Changes in Equity (Deficit)
Periods Ended June 30, 2019 and 2018 (Unaudited)

	Number of common shares	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total stockholders’ and Predecessor equity	Operating Partnership unitholders’ noncontrolling interests		Noncontrolling interest in properties	Total equity Interest
Predecessor
Balance - December 31, 2018	-	$4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)		-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,377,758	1,774,879		-	-	1,774,879
Distributions and dividends	-	-	(150,000)	-	(1,067,515)	(1,217,515)		-	(521)	(1,218,036)
Net income (loss)	-	-	-	(173,554)	427,787	254,233		-	2,843	257,076
Balance - March 31, 2019	-	$4,000,200	$3,688,614	$(11,177,430)	$(1,357,793)	$(4,846,409)		-	$46,915	$(4,799,494)
Capital contributions	-	-	-	-	293,373	293,373		-	-	293,373
Distributions and dividends	-	-	(549,191)	-	(310,174)	(859,365)		-	(5,667)	(865,032)
Net income (loss)	-	-	-	3,210	205,971	209,181		-	1,493	210,674
Balance - May 16, 2019	-	$4,000,200	$3,139,423	$(11,174,220)	$(1,168,623)	$(5,203,220)		-	$42,741	$(5,160,479)
Net proceeds from sale of common stock	4,500,000	45,000	64,665,261	-	-	64,710,261		-	-	64,710,261
Formation transactions	664,264	(3,993,557)	(31,798,499)	11,174,220	1,168,623	(23,449,213)		22,662,907	(42,741)	(829,047)
Issuance and amortization of equity-based compensation	148,529	1,485	126,755	-	-	128,240		62,103	-	190,343
Dividends declared	-	-	-	(334,706)	-	(334,706)		(91,213)	-	(425,919)
Net income (loss)	-	-	-	(391,796)	-	(391,796)		(106,672)	-	(498,468)
Reallocation of non-controlling interest	-	-	10,117,974	-	-	10,117,974		(10,117,974)	-	-
Balance - June 30, 2019	5,312,793	$53,128	$46,250,914	$(726,502)	$-	$45,577,540		$12,409,152	$-	$57,986,692

Predecessor
Balance - December 31, 2017	-	$4,000,200	$3,650,309	$(10,693,356)	$(7,012,369)	$(10,055,216)		$-	$44,577	(10,010,639)
Capital contributions	-	-	135,577	-	1,046,284	1,181,861		-	2,651	1,184,512
Distributions and dividends	-	-	(100,245)	-	(1,904,107)	(2,004,352)		-	(2,651)	(2,007,003)
Net income (loss)	-	-	-	(228,940)	319,581	90,641		-	3,822	94,463
Balance - March 31, 2018		$4,000,200	$3,685,641	$(10,922,296)	$(7,550,611)	$(10,787,066)	$		$48,399	$(10,738,667)

Capital contributions	-	-	199,003	-	5,038,920	5,237,923		-	1,854	5,239,777
Distributions and dividends	-	-	(200,142)	-	(780,516)	(980,658)		-	(1,854)	(982,512)
Net income (loss)	-	-	-	(51,721)	369,999	318,278		-	2,811	321,089
Balance - June 30, 2018	-	$4,000,200	$3,684,502	$(10,974,017)	$(2,922,208)	$(6,211,523)		$-	$51,210	$(6,160,313)

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc.
Consolidated and Combined Consolidated Statements of Cash Flows
Periods Ended June 30, 2019 and 2018 (Unaudited)

		Predecessor
	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash flows from operating activities
Net (loss) income	$(30,718)	$415,552
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	612,135	494,660
Amortization of in-place intangibles	636,080	411,008
Amortization of deferred financing costs	5,035	6,250
Amortization of above market leases	4,986	3,949
Amortization of below market leases	(195,814)	(141,208)
Equity-based compensation	190,343	-
Loss on extinguishment of debt	185,586	-
Deferred rent receivable	(9,804)	1,168
Deferred rent expense payable	(44,156)	-
Deferred tax liability	(65,895)	(216,257)
Change in assets and liabilities
Rent and other receivables	(519,503)	118,265
Prepaid expenses and other assets	(117,106)	32,655
Due to affiliates	63,879	-
Accounts payable, accrued expenses and other	146,944	324,031
Net cash provided by operating activities	$861,992	$1,450,073

Cash flows from investing activities
Acquisition of real estate	(26,908,804)	(1,334,591)
Capital improvements	(25,695)	(64,508)
Acquisition deposits	(280,000)	-
Net cash used in investing activities	(27,214,499)	(1,399,099)

Cash flows from financing activities
Net proceeds from issuance of common shares	69,684,886	-
Formation transactions	(163,204)	-
Proceeds from mortgage payable	-	960,000
Repayments of mortgages payable	(32,165,494)	(530,763)
Capital contributions	2,068,252	2,880,074
Distributions and dividends	(1,587,664)	(2,989,515)
Net cash provided by (used in) financing activities	37,836,776	319,796

Net increase in cash and restricted cash	11,484,269	370,770

Cash and restricted cash at beginning of period	861,875	694,418

Cash and restricted cash at end of period	$12,346,144	$1,065,188

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc.
Notes to Consolidated and Combined Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Postal Realty Trust, Inc. (the “Company” “we”, “us”, or “our”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of the Company’s Class A common stock, par value $0.01 per share (our “Class A Common Stock”). The Company contributed the net proceeds from the IPO to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (“OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”). Prior to the completion of the IPO and the Formation Transactions, the Company had no operations.

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2019, the Company held a 78.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary.

The Predecessor does not represent a legal entity. The Predecessor and its related assets and liabilities are under common control and were contributed to the Operating Partnership in connection with the Company’s IPO.

Our Predecessor (the “Predecessor”) is a combination of limited liability companies (the “LLCs”), one C-Corporation (“UPH”), one S-Corporation (“NPM”) and one limited partnership. The entities that comprise the Predecessor were majority owned and controlled by Mr. Andrew Spodek and his affiliates and were acquired by contribution to, or merger with, the Company and the Operating Partnership.

For the periods prior to May 17, 2019, the Predecessor, through the LLCs, UPH and the limited partnership, owned 190 post office properties in 33 states: Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming.

NPM was formed on November 17, 2004, for the purposes of managing commercial real estate properties.

As of June 30, 2019, the Company owns and manages a portfolio of 271 postal properties located in 41 states. All of the properties were leased to a single tenant, the United States Postal Service (the “USPS”).

In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 404 postal properties, which are owned by family members of Mr. Spodek and their partners.

The Company is a Maryland corporation formed on November 19, 2018 and until May 15, 2019, was authorized to issue up to 600,000,000 shares of common stock, par value $0.01 per share. On May 15, 2019, in connection with the IPO, we amended our articles of incorporation such that the Company is currently authorized to issue up to 500,000,000 shares of Class A Common Stock, 27,206 shares of Class B common stock, $0.01 par value per share (our “Class B Common Stock”), and up to 100,000,000 shares of preferred stock. The Company elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), effective November 19, 2018, and as such, all federal tax liabilities were the responsibility of the Company’s sole stockholder until the completion of our IPO. In anticipation of the IPO, the Company revoked its S-Corporation election on May 14, 2019. The Company intends to qualify and elect to qualify as a real estate investment trust (“REIT”) under the Code beginning with its short taxable year ending December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

2. THE COMPANY’S IPO AND THE FORMATION TRANSACTIONS

Both the Company and the Operating Partnership commenced operations upon completion of the IPO and the Formation Transactions on May 17, 2019. The Company’s operations are carried out primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

On May 17, 2019, the Company completed the IPO, pursuant to which it sold 4,500,000 shares of its Class A Common Stock at a public offering price of $17.00 per share. The Company raised $76.5 million in gross proceeds, resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. The Company’s Class A Common Stock began trading on the New York Stock Exchange under the symbol “PSTL” on May 15, 2019.

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, used a portion of the net proceeds to repay approximately $31.7 million of outstanding indebtedness related to the Predecessor.

Pursuant to the Formation Transactions, the Company, directly or through the Operating Partnership, acquired the entities that comprise the Predecessor. The initial properties and other interests were contributed in exchange for 1,333,112 OP Units, 637,058 shares of our Class A Common Stock, 27,206 shares of our Class B Common Stock and $1.9 million of cash. In addition, the Operating Partnership purchased 100% interests in 81 post office properties (the “Acquisition Properties”) in exchange for $26.9 million in cash, including approximately $1.0 million to be paid to Mr. Spodek, the Company’s chief executive officer and a director for his non-controlling ownership in nine of the Acquisition Properties.

Because of the timing of the IPO and the Formation Transactions, the Company’s financial condition as of December 31, 2018 and results of operations for the three and six months ended June 30, 2018 reflect the financial condition and results of operations of the Predecessor. The Company’s results of operations for the three and six months ended June 30, 2019 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of June 30, 2019 reflects solely the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

The following is a summary of the Predecessor Statement of Operations for the period from April 1, 2019 through May 16, 2019 and for the period from January 1, 2019 through May 16, 2019, and the Company’s Statement of Operations for the period from May 17, 2019 through June 30, 2019. These amounts are included in the consolidated and combined consolidated statement of operations herein for the three and six months ended June 30, 2019. All balances as of December 31, 2018 and for the three and six months ended June 30, 2018 are those of the Predecessor.

	Predecessor		Postal Realty Trust, Inc.
	April 1, 2019 through May 16, 2019	January 1, 2019 through May 16, 2019	May 17, 2019 through June 30, 2019
Revenues:
Rent income	$756,969	$2,249,355	$1,099,459
Tenant reimbursements	111,219	348,075	162,010
Fee and other income	141,033	427,959	135,292

Total revenues	$1,009,221	$3,025,389	$1,396,761

Operating Expenses:
Real estate taxes	117,723	367,512	171,048
Property operating expenses	115,010	366,716	133,576
General and administrative	106,557	483,448	671,132
Equity-based compensation	-	-	190,343
Depreciation and amortization	245,313	725,756	522,459

Total operating expenses	$584,603	$1,943,432	$1,688,558

Income (loss) from operations	424,618	1,081,957	(291,797)

Interest expense, net:
Contractual interest expense	(212,352)	(570,819)	(15,688)
Amortization of deferred financing costs	(1,592)	(4,773)	(262)
Loss on early extinguishment of Predecessor debt	-	-	(185,586)
Interest income	-	1,134	1,124
Total interest expense, net	(213,944)	(574,458)	(200,412)

Income (loss) before income tax expense	210,674	507,499	(492,209)

Income tax expense	-	(39,749)	(6,259)

Net income (loss)	$210,674	$467,750	$(498,468)

Less:

Net income attributable to noncontrolling interest in properties	(1,493)	(4,336)	-

Net income attributable to Predecessor	$209,181	$463,414	-
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests			106,672

Net loss attributable to common stockholders			$(391,796)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated and combined consolidated financial statements of the Company include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate entities which own the properties and the management company are presented on a combined basis. The effects of all significant intercompany balances and transactions have been eliminated.

We consolidate the Operating Partnership, a VIE in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity in the consolidated and combined consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests.

The accompanying consolidated and combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in the accompanying consolidated and combined consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated and combined consolidated financial statements for the interim periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim financial statements should be read in conjunction with, and follow the same policies and procedures as outlined in the audited combined consolidated financial statements for the year ended December 31, 2018, included in the Company’s final prospectus dated May 14, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated and combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Offering and Other Costs

Certain of the costs related to the IPO and the Formation Transactions paid by an affiliate of the Company’s sole shareholder will be reimbursed by the Company from the proceeds of the IPO. Offering costs were recorded in stockholders’ equity as a reduction of additional paid-in capital. Transaction costs related to asset acquisitions were capitalized as part of the acquisition. As of June 30, 2019, approximately $3.5 million of offering and other costs are owed to an affiliate of the Company’s sole shareholder.

Investments in Real Estate

Upon the acquisition of real estate, the purchase price will be allocated based upon the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the fair value of the tangible assets of an acquired property is derived by valuing the property as if it were vacant. All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities.

Investments in real estate generally include land, buildings, tenant improvements and identified intangible assets, such as in-place lease intangibles and above or below-market lease intangibles. Direct and certain indirect costs clearly associated with the development, construction, leasing or expansion of real estate assets are capitalized as a cost of the property. Repairs and maintenance costs are expensed as incurred. Depreciation on buildings generally is provided on a straight-line basis over 40 years. Tenant improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease. The acquired in-place lease values are amortized to expense over the average remaining non-cancellable term of the respective in-place leases. The acquired above or below-market lease intangibles are amortized to rent income over the applicable lease term, inclusive of any option periods for below-market leases.

The carrying value of real estate investments and related intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three and six months ended June 30, 2019 and 2018, no impairment loss was recorded.

During the three months ended June 30, 2019, the Company acquired the Acquisition Properties in connection with the IPO for a purchase price of $27.3 million, inclusive of acquisition costs of $0.4 million. During the three months ended March 31, 2019, the Predecessor acquired one property for a purchase price of $645,120, inclusive of acquisition costs of $10,120. The purchase prices were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price was allocated as follows:

Land	$6,789,589	$179,202
Building and improvements	18,774,918	456,550
Tenant improvements	259,640	18,166
In-place lease intangibles	2,227,870	69,504
Above-market leases	6,338	-
Below market leases	(754,300)	(78,302)
Total	$27,304,055	$645,120

During the six months ended June 30, 2018, the Predecessor acquired seven properties for an aggregate purchase price of $1,334,591, inclusive of acquisition costs of $19,598. The purchase price was allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price was allocated as follows:

Land	$502,667
Building and improvements	825,811
Tenant improvements	29,029
In-place lease intangibles	171,713
Above-market leases	19,602
Below market leases	(214,231)
Total	$1,334,591

Cash and Restricted Cash

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. Restricted cash is presented as escrows and reserves in the accompanying consolidated and combined consolidated balance sheets. Cash and restricted cash consist of the following:

	June 30, 2019 (Unaudited)	December 31, 2018
Cash	$11,744,971	$262,926
Restricted cash:
Maintenance reserve	601,173	598,949
Total cash and restricted cash	$12,346,144	$861,875

Fair Value of Financial instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2019 and December 31, 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and deposits, receivables, prepaid expenses, accounts payable and accrued expenses and due to affiliates are carried at amounts which reasonably approximate their fair values as of June 30, 2019 and December 31, 2018 due to their short maturities. The fair value of the Company’s mortgages loans payable aggregated approximately $2,739,479 and $33,586,000, as compared to the principal balance of $2,853,655 and $35,019,149 as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2019 and December 31, 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

Revenue Recognition

The Company has operating lease agreements with tenants, some of which contain provisions for future rent increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as tenant reimbursement revenue.

Fee and other income primarily consist of property management fees. These fees arise from contractual agreements with entities that are affiliated with the Company’s CEO. Management fee income is recognized as earned under the respective agreements.

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded in fee and other income until the proceeds are received. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the proceeds are received.

Income Taxes

UPH is subject to federal income tax and state franchise taxes in jurisdictions where it conducts business. See Note 8. Income Taxes for a discussion of the treatment of the deferred tax assets and liabilities in connection with the IPO.

Income taxes or credits resulting from earnings or losses for the LLCs, the limited partnership and NPM were payable by or accrue to the benefit of the members/partners/shareholders of such entities. No provision has been made for income taxes for these pass-through entities in the combined consolidated financial statements.

For periods subsequent to the completion of the IPO and the Formation Transactions, PRM is subject to federal, state and local corporate income taxes to the extent there is taxable income.

Noncontrolling Interests

Noncontrolling interests in the Company represent common units of limited partnership interest of the Operating Partnership (“Common Units”) held by the Predecessor’s prior investors and long term incentive units of the Operating Partnership (“LTIP Units”) held by the Company’s CEO. Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 1,333,112 Common Units to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership and 114,706 LTIP Units to the Company’s CEO.

Dividends

On June 26, 2019, the board of directors of the Company approved and the Company declared a pro-rated cash dividend of $0.063 per share and common unit for the period from May 17, 2019, the closing date of the IPO, to June 30, 2019. The dividend was paid on July 31, 2019 to stockholders and common unitholders of record as of the close of business on July 9, 2019 consisting of $0.3 million in dividends to stockholders and $0.1 million to common unitholders.

Equity Based Compensation

The Company accounts for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods. See Note 11. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net income (loss) per share based upon the weighted average shares outstanding during the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 1,447,818 potentially dilutive shares outstanding related to the issuance of Common Units and LTIP Units held by noncontrolling interests during the three and six months ended June 30, 2019. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive.

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

This standard is effective for interim and annual reporting periods that begin on or after December 15, 2018 as a result of the Company’s status as an emerging growth company. The Company adopted ASU 2014-09 on January 1, 2019 using the modified retrospective method however, there was no cumulative effect required to be recognized in retained earnings at the date of application. Substantially all of the Company’s revenue is derived from its tenant leases and therefore falls outside the scope of this guidance. With respect to its fee-based revenue, the Company earns monthly base management fees subject to the terms of the contractual agreements with entities that are affiliated with the Company for the day-to-day operations and administration of its managed properties. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from post offices owned by entities that are affiliated with the Company. The Company determined that there is no change to revenue recognition for base management fees as the underlying services are considered to be individual performance obligations composed of a series of distinct services satisfied over time, for which revenue is recognized monthly as earned over the life of the management agreement as services are provided. The total amount of consideration from the contracts is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company’s control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. Due to the standardized terms of the management agreements, the Company accounts for all management agreements in a similar, consistent manner. Therefore, no disaggregated information relating to management agreements is presented.

Future Application of Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby all leases, existing and new, with lease terms greater than one year will be recognized on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, changes have been made to align certain lessor and lessee accounting guidance and the key aspects of the lessor accounting model with new revenue recognition standard discussed above. Under the new guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component (see discussion below). The new guidance also includes a definition of initial direct costs that is narrower than the prior definition in current GAAP (Topic 840, Leases). This will result in a change to the accounting for the Company’s internal leasing costs, which will be expensed as incurred, as opposed to being capitalized and deferred. Commissions subsequent to successful lease execution will continue to be capitalized.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide minor clarifications and corrections to ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update provide entities with an additional optional transition method to adopt ASU 2016-02. Under this new transition method, an entity may apply the new leases standard at the adoption date instead of the earliest comparative period presented in its financial statements and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting under this additional transition method for the comparative periods presented in the financial statements prior to the adoption date of the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either under Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. The Company expects to elect the package of practical expedients and the lessor practical expedient to not separate non-lease components such as maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases; however, certain categories of new leases could have different revenue recognition patterns as compared to similar existing leases. As lessee, the Company expects to record a right of use asset and related liability for the office lease disclosed in Note 9. Related Party Transactions.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Predecessor’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2022 as a result of its classification as an emerging growth company. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

4. INTANGIBLE ASSETS AND LIABILITIES

Amortization of in-place lease intangibles was $0.6 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. This amortization is included in depreciation and amortization in the consolidated and combined consolidated statements of operations. Amortization of acquired above market leases was $4,986 and $3,949 for the six months ended June 30, 2019 and 2018, respectively, and is included in rent income in the consolidated and combined consolidated statements of operations. Amortization of acquired below market leases was $195,814 and $141,208 for the six months ended June 30, 2019 and 2018, respectively, and is included in rent income in the consolidated and combined consolidated statements of operations.

The balance of these intangible assets and liabilities will be amortized as follows:

Year ending December 31,	In-Place Lease Intangibles	Below Market Leases	Above Market Leases
2019 – Remaining	$1,022,803	$251,843	$4,235
2020	1,435,763	474,212	4,903
2021	1,102,040	433,164	1,975
2022	387,967	393,122	1,152
2023	199,400	370,077	-
Thereafter	249,248	2,556,868	-
Total	$4,397,221	$4,479,286	$12,265

5. MORTGAGE LOANS PAYABLE

The following are the principal balances on the mortgage loans payable as of June 30, 2019 and December 31, 2018:

Mortgage loans payable	June 30, 2019	December 31, 2018
Vision Bank	$1,553,317	$15,636,243
Atlanta Postal Credit Union	-	17,313,481
First Oklahoma Bank	384,690	389,599
Vision Bank – 2018	915,648	936,750
First Oklahoma Bank – 2018	-	743,076
Total mortgage loans payable	$2,853,655	$35,019,149

Principal payments on the mortgage loans payable through maturity are as follows:

Year Ending December 31,	Amount
2019 – Remaining	$52,801
2020	109,164
2021	112,029
2022	110,418
2023	112,266
Thereafter	2,356,977
2,853,655
Less: Deferred financing costs, net	36,110
Total	$2,817,545

In connection with the IPO, the Company repaid approximately $31.7 million of outstanding indebtedness and wrote off approximately $0.2 million of deferred financing costs which are recorded in loss on extinguishment of debt in the consolidated and combined consolidated statements of operations.

The Vision Bank loan, First Oklahoma Bank loan and Vision Bank – 2018 loan contain a personal guaranty of payment by Mr. Spodek.

6. LOANS PAYABLE – RELATED PARTY

In June 2018, pursuant to a loan modification agreement, interest-only promissory notes aggregating $3,544,215 bearing interest at 1.9% per annum, requiring interest only payments, and maturing between August 1, 2036 through July 1, 2041 were assumed by an affiliate of the Predecessor and recorded as an increase in equity of the Predecessor. Interest expense incurred for these notes was $33,671 for the six months ended June 30, 2018.

7. OPERATING LEASE AGREEMENTS

At June 30, 2019, all of the properties owned by the Company are leased to a single tenant, the USPS, other than a de-minimis non-postal tenant that shares space in a building leased to the USPS. The leases expire at various dates through January 31, 2028.

Future minimum rental income to be received on non-cancellable leases is as follows:

Year Ending December 31,	Amount
2019 – Remaining	$4,083,616
2020	7,154,057
2021	6,188,011
2022	3,803,893
2023	2,757,271
Thereafter	4,723,099
Total	$28,709,947

8. INCOME TAXES

For the three and six months ended June 30, 2018, in order to determine the quarterly provision for income taxes for UPH, the Company used an estimated annual effective tax rate (“ETR”), which is based on expected annual income and statutory tax rates in the various jurisdictions. Certain significant or unusual items are separately recognized as discrete items in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense related to UPH for the three and six months ended June 30, 2019 was zero and $39,749 at an effective tax rate of 13.4% and $35,126 and $59,640 at an effective tax rate of 6.4% for the three and six months ended June 30, 2018. The effective tax rate for the three and six months ended June 30, 2019 and June 30, 2018 differs from the statutory rate of 21% due to certain entities included in the consolidated and combined consolidated financial statements that are not subject to tax at the entity level, state taxes and interest and penalties from unrecognized tax benefits primarily related to the utilization of loss carryforwards.

The Company has unrecognized tax benefits at June 30, 2019 of $707,920, which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the consolidated balance sheet.

In connection with the IPO, the indirect sole shareholder of UPH agreed to reimburse the Company for unrecognized tax benefits primarily related to the utilization of certain loss carryforwards at UPH. The Company recorded an indemnification asset in the same amount as the unrecognized tax benefits. The amount will be adjusted going forward as new information becomes available in regard to such liability. The indirect sole shareholder of UPH will be responsible for all tax related matters related to UPH.

In connection with the IPO, the UPH $727,952 deferred tax liability at May 16, 2019 was reversed through equity. Deferred taxes have not been recorded with respect to the Company’s acquired basis differences of UPH due to the Company’s election to be taxed as a REIT in addition to the insignificant state effective tax rate for states that do not conform to federal taxation of REITs.

In connection with the IPO, the Company elected to treat PRM as a TRS which performs management services for properties the Company does not own. PRM generates income, resulting in Federal and state income tax liability for these entities.

For the three and six months ended June 30, 2019, income tax expense related to PRM was $6,259.

9. RELATED PARTY TRANSACTIONS

Management Fee Income

Prior to the IPO, the Predecessor recognized management fee income of $135,909 and $393,030 and $238,142 and $550,744 for the three and six months ended June 30, 2019 and 2018, respectively, from various properties which are affiliated with the Company’s CEO and are included in fee and other income in the consolidated and combined consolidated statements of operations. Following the IPO, PRM recognized management fee income of $129,306 for the three and six months ended June 30, 2019 from various properties which are affiliated with the Company’s CEO and are included in fee and other income in the consolidated statements of operations. These amounts include accrued management fees receivable of $91,713 and zero at June 30, 2019 and 2018, respectively, which is included in rents and other receivables on the consolidated and combined consolidated balance sheets.

Related Party Lease

On October 1, 2018, the Predecessor entered a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. For the six months ended June 30, 2019, straight-line rent expense was $(44,156) and was recorded in general and administrative expenses in the consolidated and combined consolidated statements of operations.

As of June 30, 2019, future minimum rental payments on the noncancelable lease is as follows:

Year Ending December 31,	Amount
2019 – Remaining	$90,000
2020	183,368
2021	188,869
2022	194,535
2023	200,371
Thereafter	76,244
Total	$933,387

Due to Affiliates

The following table represents the due to affiliates amounts as of June 30, 2019:

	$3.5 million	(a)
	2.6 million	(b)
	0.5 million	(c)
	0.1 million	(d)
Total	$6.7 million

(a) - Represents amounts owed to an affiliate of the Company’s CEO for amounts funded in connection with the Company’s IPO (See Note 3. Summary of Significant Accounting Policies).

(b) - Represents amounts owed to the Company’s CEO and affiliates representing a reimbursement of certain preformation capital expenditures and share of the purchase of the Acquisition Properties as part of the Formation Transactions.

(c) - Represents amounts owed to the Company’s CEO and affiliates for cash balances not acquired by the Company in the Formation Transactions.

(d) - Represents other miscellaneous amounts.

These amounts are non-interest bearing and are due on demand.

10. EARNINGS PER SHARE

The following table shows the amounts used in computing the Company’s basic and diluted earnings per share. As of the three and six months ended June 30, 2019, there is no dilution to earnings per share because there is a net loss.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Numerator for earnings per share – basic and diluted
Net loss attributable to common stockholders	$(391,796)	$(391,796)
Less: income attributable to participating securities	(16,715)	(16,715)

Numerator for earnings per share – basic and diluted	$(408,511)	$(408,511)

Denominator for earnings per share – basic and diluted	$5,164,264	$5,164,264

Basic and diluted earnings per share	$(0.08)	$(0.08)

11. STOCKHOLDER’S EQUITY

The Company issued 4,500,000 shares in conjunction with the IPO resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. In addition, the Company issued 637,058 shares of Class A Common Stock and 27,206 shares of Class B Common Stock. Each outstanding share of Class B Common Stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote, including the election of directors, and holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-for-one basis, at the election of the holder at any time. Additionally, one share of Class B Common Stock will automatically convert into one share of Class A common stock for each 49 OP Units transferred (including by the exercise of redemption rights afforded with respect to OP Units) to a person other than a permitted transferee. This ratio is a function of the fact that each share of Class B Common Stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote and maintains the voting proportion of holders of Class B Common Stock with the holder’s economic interest in our company.

Noncontrolling Interests

Noncontrolling interests in the Company represent Common Units held by the Predecessor’s prior investors and LTIP Units issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. Noncontrolling interests consisted of 1,333,112 Common Units and 114,706 LTIP Units and represented approximately 21.4% of the Operating Partnership as of June 30, 2019. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the Common Units held by such limited partner or assignee in exchange for shares of the Company’s Class A Common Stock, on a one-for-one basis, or, at the Company’s sole discretion, cash, in an amount per Common Unit equal to the value of one share of Class A Common Stock, determined in accordance with and subject to adjustment under the partnership agreement. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of Common Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan, or Equity Incentive Plan, the Company may grant equity incentive awards to our directors, officers, employees and consultants. Upon completion of the offering, the Company issued 73,529 LTIP units to the Company’s CEO, 58,824 restricted shares of Class A Common Stock to the Company’s president, 33,824 restricted shares of Class A Common Stock to other employees and 38,235 restricted shares of Class A Common Stock to the Company’s non-employee directors under the Equity Incentive Plan. In addition, the Company issued 41,177 LTIP Units to the Company’s CEO and an aggregate of 17,647 restricted shares of Class A Common Stock to its non-employee directors, in each case in lieu of cash compensation for the twelve month period following completion of the IPO. The maximum number of shares of Class A Common Stock that is available to be issued under our Equity Incentive Plan is 541,584 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

Awards issued in connection with the IPO will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. Awards issued to the Company’s non-employee directors in lieu of cash compensation vest on the anniversary of the grant and awards issued as equity compensation vest in three equal, annual installments on each of the first three anniversaries of the date of grant. Awards issued to the Company’s CEO in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant. For the three and six months ended June 30, 2019, the Company recognized net compensation expenses of $0.2 million related to all awards. As of June 30, 2019, there was $4.3 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 3.9 years.

12. COMMITMENTS AND CONTINGENCIES

At June 30, 2019, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

13. SUBSEQUENT EVENTS

On June 26, 2019, the board of directors of the Company approved and the Company declared a pro-rated cash dividend of $0.063 per share of Class A Common Stock for the period from May 17, 2019, the closing date of the IPO, to June 30, 2019. The dividend was paid on July 31, 2019 to stockholders of record as of the close of business on July 9, 2019.

In July 2019, the Company, through its Operating Partnership, acquired three properties leased to the USPS located in Arkansas, Louisiana and South Carolina for approximately $4.4 million.

As of August 14, 2019, the Company entered into definitive agreements to acquire 14 properties leased to the USPS for approximately $5.4 million. Formal due diligence has been completed and the transactions are expected to close by the end of the year, subject to the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited consolidated and combined consolidated financial statements and related notes thereto of the Company and the Company’s accounting Predecessor (the “Predecessor”) for the period ended June 30, 2019 and the Predecessor for the period ended June 30, 2018, included in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

References to “we,” “our,” “us,” and “the Company” refer to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership (our “Operating Partnership”), of which we are the sole general partner and which we refer to in this Quarterly Report as our “Operating Partnership.”

Prior to the closing of our initial public offering (our “IPO”) on May 17, 2019, Andrew Spodek, our chief executive officer and a member of our board of directors (the “Board”), directly or indirectly controlled 190 properties owned by the Predecessor that were contributed as part of the Formation Transactions (as defined below). Of these 190 properties, 140 were held indirectly by the Predecessor through a series of holding companies, which we refer to collectively as “UPH.” The remaining 50 properties were owned by Mr. Spodek through 12 limited liability companies and one limited partnership, which we refer to collectively as the “Spodek LLCs.” References to our “Predecessor” consist of UPH, the Spodek LLCs and Nationwide Postal Management, Inc., a property management company whose management business we acquired in the Formation Transactions (as defined below), collectively.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on, early terminations of or non-renewal of leases by the United States Postal Service (the “USPS”);

●	change in the demand for postal services provided by the USPS;

●	change in the status of the USPS as an independent agency of the executive branch of the U.S. federal government;

●	the solvency and financial health of the USPS;

●	the competitive environment in which we operate;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	our failure to successfully operate developed and acquired properties;

●	fluctuations in mortgage rates and increased operating costs;

●	general economic conditions;

●	financial market fluctuations;

●	lack or insufficient amounts of insurance;

●	conflicts of interests with our officers and/or directors;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	difficulties in identifying or completing acquisition opportunities;

●	other factors affecting the real estate industry generally;

●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes; and

●	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

Overview

The Company

We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO on May 17, 2019 and the related formation transactions (the “Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. At the completion of our IPO and the Formation Transactions, we owned and managed a portfolio of 271 postal properties located in 41 states comprising 871,843 net leasable interior square feet, all of which were leased to the USPS. In July 2019, we acquired three properties leased to the USPS for approximately $4.4 million. We currently own and manage a portfolio of 274 postal properties located in 42 states comprising 908,338 net leasable interior square feet. In addition, we currently provide fee-based third party property management services for an additional 404 postal properties and owned by family members of Mr. Spodek and their partners.

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of August 14, 2019, we own approximately 78.5% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”). Our Board oversees our business and affairs.

On May 17, 2019, we completed our IPO, pursuant to which we sold 4,500,000 shares of our Class A common stock, par value $0.01 per share (our “Class A Common Stock”), at a public offering price of $17 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to our IPO. Our Class A Common Stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PSTL” on May 15, 2019. In connection with our IPO and the Formation Transactions, we also issued 1,333,112 OP Units, 637,058 shares of Class A Common Stock and 27,206 shares of Class B common stock, par value $0.01 per share (our “Class B Common Stock”), to Mr. Spodek and his affiliates in exchange for the Predecessor properties and interests.

The Company elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), effective November 19, 2018, and as such, all federal tax liabilities were the responsibility of the Company’s sole stockholder until the completion of our IPO. In anticipation of the IPO, the Company revoked its S-Corporation election on May 14, 2019. The Company intends to qualify and elect to qualify as a REIT under the Code beginning with its short taxable year ending December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to avail ourselves of these exemptions; although, subject to certain restrictions, we may elect to stop availing ourselves of these exemptions in the future even while we remain an “emerging growth company.”

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to periodic adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may continue to be a smaller reporting company even after we are no longer an “emerging growth company.”

Factors That May Influence Future Results of Operations

The USPS

We are substantially dependent on the USPS’s financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government.

The USPS is constrained by laws and regulations that restrict revenue sources, mandate certain expenses and cap its borrowing capacity. As a result, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits for current workers and retirees. The USPS has taken the position that productivity improvements and cost reduction measures alone without legislative and regulatory intervention will not be sufficient to maintain the ability to meet all of its existing obligations when due.

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by family members of Mr. Spodek and their partners managed by PRM, our taxable REIT subsidiary. Rent income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse real estate taxes at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by family members of Mr. Spodek and their partners pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. As of June 30, 2019, all properties leased to the USPS had an average remaining lease term of 3.0 years. Factors that could affect our rent income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

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

Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include, but are not limited to: the cost of periodic repair, renovation costs, the cost of re-leasing space and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.

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

General and Administrative

General and administrative expenses include employee compensation costs (including equity-based compensation), professional fees, legal fees, insurance, consulting fees, portfolio servicing costs and other expenses related to corporate governance, filing reports with the United States Securities and Exchange Commission (the “SEC”) and the NYSE, and other compliance matters. Our Predecessor was privately owned and historically did not incur costs that we incur as a public company. In addition, while we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.

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

Income Tax Benefit (Expense)

As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by Postal Realty Management TRS, LLC (“PRM”), our taxable REIT subsidiary (“TRS”), and any other TRS we form in the future, will be subject to federal, state and local corporate income tax.

Critical Accounting Policies and Estimates

Refer to the heading titled “Critical Accounting Policies and Estimates” in Company’s final prospectus dated May 14, 2019 for a discussion of our critical accounting policies and estimates of the Predecessor and the Company, as applicable. During the six months ended June 30, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 2. Significant Accounting Policies to the unaudited consolidated and combined consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Results of Operations

The three months ended June 30, 2019 include the consolidated results of the Company for the period beginning on May 17, 2019, the closing date of our IPO, and ending on June 30, 2019, and the combined results of the Predecessor for the period beginning on April 1, 2019 and ending on May 16, 2019, the day immediately preceding the closing date of our IPO. The comparable three month period in 2018 pertains to the combined results of the Predecessor only and accordingly, may not be directly comparable due to the impact of our IPO and the Formation Transactions on May 17, 2019. For the period beginning on May 17, 2019 and ending on June 30, 2019, the Company incurred a loss of $0.5 million, which includes $0.2 million of loss on early extinguishment of debt and $0.2 million of equity-based compensation. In the forthcoming comparison, we have highlighted the impact of our IPO and the Formation Transactions where applicable.

As a result of the completion of our IPO and the Formation Transactions, as of June 30, 2019 we currently own and manage a portfolio of 271 postal properties located in 41 states comprising 871,843 net leasable interior square feet, and through PRM, we provide fee-based third party property management services for an additional 404 postal properties and owned by members of Mr. Spodek’s family and their partners.

Comparison of the Three Months Ended June 30, 2019 and the Three Months Ended June 30, 2018

The following discussion includes the results of the operations of the Company and Predecessor, as applicable, as summarized in the table below:

		Predecessor
	Three months ended June 30, 2019	Three months ended June 30, 2018	% Change
Revenues
Rent income	$1,856,428	$1,404,123	32.2%
Tenant reimbursements	273,229	232,569	17.5%
Fee and other income	276,325	286,443	(3.5)%
Total revenues	2,405,982	1,923,135	25.1%

Operating expenses
Real estate taxes	288,771	239,442	20.6%
Property operating expenses	248,586	215,346	15.4%
General and administrative	777,689	292,809	165.6%
Equity - based compensation	190,343	-	NA
Depreciation and amortization	767,772	449,362	70.9%
Total operating expenses	2,273,161	1,196,959	89.9%

Income from operations	132,821	726,176	(81.7)%

Interest expense, net:

Contractual interest expense	(228,040)	(367,953)	(38.0)%
Amortization of deferred financing costs	(1,854)	(3,125)	(40.7)%
Loss on early extinguishment of Predecessor debt	(185,586)	-	NA
Interest income	1,124	1,117	0.6%
Total interest expense, net	(414,356)	(369,961)	12.0%

Income (loss) before income tax expense	(281,535)	356,215	(179.0)%

Income tax expense	(6,259)	(35,126)	(82.2)%

Net income (loss)	$(287,794)	$321,089	(189.6)%

For the three months ended June 30, 2019 and June 30, 2018, approximately 88.5% and 85.1%, respectively, of the Company’s total revenues were attributable to rental revenue and tenant reimbursements under long-term leases with the USPS, with the balance of total revenues in each year consisting of fee and other income as described below. Total revenues increased by $482,847, or 25.1%, to $2,405,982 for the three months ended June 30, 2019 from $1,923,135 for the three months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Rent Income. Rent income increased by $452,305, or 32.2%, to $1,856,428 for the three months ended June 30, 2019 from $1,404,123 for the three months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Tenant reimbursements. Tenant reimbursements increased by $40,660, or 17.5%, to $273,229 for the three months ended June 30, 2019 from $232,569 for the three months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Fee and other income. Other revenue decreased by $10,118, or 3.5%, to $276,325 for the three months ended June 30, 2019 from $286,443 for the three months ended June 30, 2018, primarily due to lower insurance recoveries and miscellaneous income for the three months ended June 30, 2019, offset by higher management fees.

Expenses

Real estate taxes. Real estate taxes increased by $49,329, or 20.6%, to $288,771 for the three months ended June 30, 2019 from $239,442 for the three months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Property operating expenses. Property operating expenses increased by $33,240, or 15.4%, to $248,586 for the three months ended June 30, 2019 from $215,346 for the three months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

General and administrative. General and administrative expenses increased by $484,880, or 165.6%, to $777,689 for the three months ended June 30, 2019 from $292,809 for the three months ended June 30, 2018, primarily due to higher professional fees, increased personnel and investor relations expenses as a result of being a public company.

Equity-based compensation. Equity-based compensation increased $190,343 as the Company issued stock awards in connection with the IPO.

Depreciation and amortization. Depreciation and amortization expense increased by $318,410, or 70.9%, to $767,772 for the three months ended June 30, 2019 from $449,362 for the three months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Interest expense net. Interest expense, net increased by $44,395, or 12.0%, to $414,356 for the three months ended June 30, 2019 from $369,961 for the three months ended June 30, 2018, primarily due to the loss on early extinguishment of debt offset by reduced contractual interest expense in connection with the repayment of indebtedness in connection with the IPO.

Income tax expense. Income tax expense decreased by $28,867, or 82.2%, to $6,259 for the three months ended June 30, 2019 from $35,126 for the three months ended June 30, 2018, primarily due to the Company’s election to be taxed as a REIT.

Net income (loss). Net income (loss) decreased by $608,883, or 189.6%, to $(287,794) for the three months ended June 30, 2019 from $321,089 for the three months ended June 30, 2018, primarily due to higher general and administrative expenses as a result of being a public company, equity-based compensation and the loss on the extinguishment of debt in connection with the repayment of debt.

Comparison of the Six Months Ended June 30, 2019 and the Six Months Ended June 30, 2018

The following discussion includes the results of the operations of the Company and Predecessor, as applicable, as summarized in the table below:

	Postal Realty Trust, Inc.	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	% Change
Revenues:
Rent income	$3,348,814	$2,782,233	20.4%
Tenant reimbursements	510,085	447,826	13.9%
Fee and other income	563,251	606,346	(7.1)%
Total revenues	4,422,150	3,836,405	15.3%

Operating Expenses:
Real estate taxes	538,560	461,580	16.7%
Property operating expenses	500,292	441,659	13.3%
General and administrative	1,154,580	797,659	44.7%
Equity-based compensation	190,343	-	NA
Depreciation and amortization	1,248,215	905,668	37.8%
Total operating expenses	3,631,990	2,606,566	39.3%
Income from operations	790,160	1,229,839	(35.8)%

Interest expense, net:
Contractual interest expense	(586,507)	(750,610)	(21.9)%
Amortization of deferred financing costs	(5,035)	(6,249)	(19.4)%
Loss on early extinguishment of Predecessor debt	(185,586)	-	NA
Interest income	2,258	2,212	2.1%
Total interest expense, net	(774,870)	(754,647)	2.7%

Income before income tax expense	15,290	475,192	(96.8)%
Income tax expense	(46,008)	(59,640)	(22.9)%
Net income (loss)	$(30,718)	$415,552	(107.4)%

For the six months ended June 30, 2019 and June 30, 2018, approximately 87.3% and 84.2%, respectively, of the Company’s total revenues were attributable to rental revenue and tenant reimbursements under long-term leases with the USPS, with the balance of total revenues in each year consisting of fee and other income as described below. Total revenues increased by $585,745, or 15.3%, to $4,422,150 for the six months ended June 30, 2019 from $3,836,405 for the six months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Rent Income. Rent income increased by $566,581, or 20.4%, to $3,348,814 for the six months ended June 30, 2019 from $2,782,233 for the six months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Tenant reimbursements. Tenant reimbursements increased by $62,259, or 13.9%, to $510,085 for the six months ended June 30, 2019 from $447,826 for the six months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Fee and other income. Other revenue decreased by $43,095, or 7.1%, to $563,251 for the six months ended June 30, 2019 from $606,346 for the six months ended June 30, 2018, primarily due to lower management fees and insurance recoveries for the six months ended June 30, 2019.

Expenses

Real estate taxes. Real estate taxes increased by $76,890, or 16.7%, to $538,560 for the six months ended June 30, 2019 from $461,580 for the six months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Property operating expenses. Property operating expenses increased by $58,633, or 13.3%, to $500,292 for the six months ended June 30, 2019 from $441,659 for the six months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

General and administrative. General and administrative expenses increased by $356,921, or 44.7%, to $1,154,580 for the six months ended June 30, 2019 from $797,659 for the six months ended June 30, 2018 primarily due to higher professional fees, increased personnel and investor relations expenses as a result of being a public company.

Equity-based compensation. Equity-based compensation increased $190,343 as the Company issued stock awards in connection with the IPO.

Depreciation and amortization. Depreciation and amortization expense increased by $342,547, or 37.8%, to $1,248,215 for the six months ended June 30, 2019 from $905,668 for the six months ended June 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions.

Interest expense net. Interest expense, net increased by $20,223, or 2.7%, to $774,870 for the six months ended June 30, 2019 from $754,647 for the six months ended June 30, 2018, primarily due to loss on extinguishment of debt as a result of the repayment of Predecessor debt offset by lower contractual interest as a result of such repayment.

Income tax expense. Income tax expense decreased by $13,632, or 22.9%, to $46,008 for the six months ended June 30, 2019 from $59,640 for the six months ended June 30, 2018 due to the Company’s election to be taxed as a REIT.

Net income (loss). Net income (loss) decreased by $446,270, or 107.4%, to $(30,718) for the six months ended June 30, 2019 from $415,552 for the six months ended June 30, 2018 primarily due to higher general and administrative expenses, equity-based compensation and the loss on the extinguishment of debt.

Non-GAAP Financial Measures

Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”)

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines FFO as follows: net income (loss) (computed in accordance with GAAP) excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by an entity. Other REITs may not define FFO in accordance with the NAREIT definition or may interpret the current NAREIT definition differently than we do and therefore our computation of FFO may not be comparable to such other REITs.

We calculate AFFO by starting with FFO and adjusting for recurring capital expenditures (defined as all capital expenditures that are recurring in nature, excluding capital improvements that are incurred in connection with the acquisition of a property or obtaining a lease or lease renewal) and then adding back non-cash items including: non-real estate depreciation, loss on extinguishment of debt, straight-lined rents and fair value lease adjustments and non-cash components of compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is widely-used by other REITs and is helpful to investors as a meaningful additional measure of our ability to make capital investments. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs.

These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate’ assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the additive use of FFO and AFFO, together with the required GAAP presentation, is widely-used by our competitors and other REITs and provides a more complete understanding of our performance and a more informed and appropriate basis on which to make investment decisions.

The following table provides a reconciliation of net income (loss) attributable to common stockholders, the most comparable GAAP measure, to FFO and AFFO:

Three months ended June 30, 2019

Net income (loss) attributable to common stockholders	$(391,796)
Income (loss) attributable to Operating Partnership unitholders’ noncontrolling interests	(106,672)
Net income attributable to noncontrolling interest in properties	1,493
Net income attributable to Predecessor	209,181
Depreciation and amortization of real estate assets	767,772
FFO	$479,978

Recurring capital expenditures	(13,855)
Amortization of debt issuance costs	1,854
Loss on extinguishment of debt	185,586
Straight-line effects of lease revenue	(4,639)
Straight-line effect of lease expense	(44,688)
Amortization and accretion of above and below market leases	(105,070)
Non-cash stock compensation expense	190,343
AFFO	$689,509

Analysis of Liquidity and Capital Resources

As of June 30, 2019, the Company had approximately $11.7 million of cash, and as of August 14, 2019, the Company has approximately $7.7 million of cash.

We expect that our short-term liquidity requirements will consist primarily of funds necessary to pay our operating expenses, payment of dividends to our stockholders, and potentially, significant capital expenditures related to our postal properties. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents, including remaining amounts raised in our IPO, net cash from operating activities, mortgage financing and borrowings under the revolving credit facility. Refer to “Anticipated Credit Facility” below.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional postal properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including borrowings under the revolving credit facility that we expect to put in place at or near the end of the third quarter of 2019, net cash from operating activities, future debt and equity financings and proceeds from select sales of our properties. However, in the future, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources. In addition, we continuously evaluate possible acquisitions of postal properties, which largely depend on, among other things, the market for owning and leasing postal properties and the terms on which the USPS will enter into new or renewed leases.

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

Anticipated Credit Facility

We have a signed non-binding term sheet with People’s United Bank as lead arranger, lender, administrative agent and bookrunner for a $100 million credit facility.

We have paid a good faith deposit related to the new facility subsequent to June 30, 2019; however, there is no guaranty that we will be able to obtain such financing on favorable terms or at all.

Indebtedness Outstanding as of June 30, 2019

As of June 30, 2019, the Company had approximately $2.9 million of outstanding combined indebtedness, none of which was variable rate debt. Historically, our Predecessor’s equity capital was principally provided by Mr. Spodek as the majority equity owner of the Predecessor entities and its debt capital was principally provided through first mortgage loans on the properties owned by the Predecessor and promissory notes payable to related parties. Following the completion of our IPO and the Formation Transactions, we repaid approximately $31.7 million of indebtedness of the Predecessor using a portion of the net proceeds from our IPO. We believe that the completion of our IPO improved our financial position by reducing our outstanding indebtedness and providing us various sources of financing that would not have been available to us as a privately owned company.

Indebtedness Repaid in Connection with Our IPO

At the completion of our IPO, our Operating Partnership used a portion of the net proceeds therefrom to repay approximately $31.7 million of outstanding indebtedness that we assumed in the Formation Transactions. As a result, we had approximately $2.9 million of total indebtedness outstanding at June 30, 2019, with a weighted average interest rate of 4.4% per annum, all of which is fixed rate debt.

The following table sets forth information as of June 30, 2019 with respect to the indebtedness of the Predecessor that was repaid with the net proceeds from our IPO:

	Amount Outstanding at June 30, 2019	Amount Repaid	Interest Rate	Maturity Date
Vision Bank	$1,553,317	$13,825,901	4%, Prime + 0.5%(1,2)	September 2036
Atlanta Postal Credit Union	-	17,117,032	4.15%	September 2021
First Oklahoma Bank	384,690	-	4.5%, Prime + .25%(1,3)	December 2037
Vision Bank—2018	915,648	-	5%, Prime+ 0.5%(1,4)	January 2038
First Oklahoma Bank—2018	-	739,622	5.5%, Prime(1)	October 2043
Total	$2,853,655	$31,682,555

(1)	Prime refers to the Wall Street Journal Prime Rate.

(2)	Interest rate resets on September 8, 2021.

(3)	Interest rate resets on December 31, 2022.

(4)	Interest rate resets on January 31, 2023.

The following discussion relates to indebtedness of the Company as of June 30, 2019.

Vision Bank Loan. The loan from Vision Bank in the aggregate principal amount of approximately $16.9 million requires monthly payments of principal based on a 30-year amortization schedule, plus interest at 4% per annum through September 2021, after which the interest rate will reset at a variable rate equal to the Wall Street Journal prime rate, plus 0.5%. The Vision Bank mortgage loan matures on September 8, 2036, at which time all accrued interest and unpaid principal are due. The loan was collateralized by first mortgage liens on 26 properties and a personal guarantee of payment by Mr. Spodek. On May 17, 2019, our Operating Partnership used a portion of the net proceeds from our IPO to repay approximately $13.8 million of outstanding indebtedness under the Vision Bank loan and the loan is now collateralized by first mortgage loans on five properties. As of June 30, 2019, approximately $1.6 million was outstanding under the Vision Bank loan.

First Oklahoma Bank Mortgage Loan. In December 2017, the Predecessor entered into a mortgage loan payable with First Oklahoma Bank in the original amount of $404,000 requiring monthly payments of principal and interest of $2,570 based on a 20-year amortization schedule, and interest at 4.5% per annum through December 31, 2022, after which the interest rate will reset to a variable rate equal to the Wall Street Journal prime rate, plus 0.25%. The mortgage loan matures on December 13, 2037, at which time all accrued interest and unpaid principal are due. This mortgage loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. As of June 30, 2019, approximately $0.4 million was outstanding under the First Oklahoma Bank mortgage loan.

Vision Bank – 2018. In January 2018, the Predecessor entered into a mortgage loan with Vision Bank in the principal amount of $960,000 requiring monthly payments of principal and interest of $6,374 based on a 20-year amortization schedule, and interest at 5% per annum through January 31, 2023, after which the interest rate will reset to a variable rate equal to the Wall Street Journal prime rate, plus 0.5%. The mortgage loan matures on January 31, 2038, at which time all accrued interest and unpaid principal are due. This mortgage loan is collateralized by a first mortgage lien on one property and a personal guaranty of payment by Mr. Spodek. As of June 30, 2019, approximately $0.9 million was outstanding under the Vision Bank – 2018 loan.

None of the indebtedness that our Operating Partnership repaid upon completion of our IPO and the Formation Transactions had any prepayment penalties in connection with repayment prior to maturity.

Cash Flows

Comparison of the six months ended June 30, 2019 and the six months ended June 30, 2018

The Company had cash of $11,744,971 and $498,379 as of June 30, 2019 and June 30, 2018, respectively.

The Company’s net cash provided by operating activities decreased by $588,081, or 40.6%, to $861,992 for the six months ended June 30, 2019 from $1,450,073 for the six months ended June 30, 2018 due to lower net income on account of increased general and administrative expenses resulting from being a publicly traded company.

The Company’s net cash used in investing activities increased by $25,815,400, or 1,845.1%, to $27,214,499 for the six months ended June 30, 2019 from $1,399,099 for the six months ended June 30, 2018, primarily due to the acquisition of 81 post office properties in connection with the Formation Transactions.

The Company’s net cash provided by (used in) financing activities increased by $37,516,980, or 11,731.5%, to $37,836,776 for the six months ended June 30, 2019 from $319,796 for the six months ended June 30, 2018, primarily due to the net proceeds from the IPO offset by the repayment of debt in connection with the IPO.

Acquisition Pipeline

As of August 14, 2019, the Company entered into definitive agreements to acquire 14 properties leased to the USPS for approximately $5.4 million. The properties comprise 60,865 square feet with an average rental rate of $8.58 per square foot and a weighted average remaining lease term of 2.4 years. Formal due diligence has been completed and the transactions are expected to close by the end of the year, subject to the satisfaction of customary closing conditions.

As of August 14, 2019, the Company entered into non-binding agreements to acquire 154 properties currently leased to the USPS for an aggregate purchase price of $43.7 million, including $14.0 million of Common Units valued at $17.00 per unit. It is anticipated the transactions will close by the end of the year. The Company is currently performing formal due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or on what terms, the transactions will close, if at all.

We continue to identify, and are in various stages of reviewing, additional postal properties for acquisition and believe there are strong opportunities to continue growing our pipeline.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Recent Developments

On June 26, 2019, the Board approved and the Company declared a pro-rated cash dividend of $0.063 per share of Class A Common Stock and per unit of Common Units for the period from May 17, 2019, the closing date of the IPO, to June 30, 2019. The dividend was paid on July 31, 2019 to stockholders and common unitholders of record as of the close of business on July 9, 2019.

In July 2019, the Company, through its Operating Partnership, acquired three properties leased to the USPS located in Arkansas, Louisiana and South Carolina for approximately $4.4 million. The properties comprise 36,495 square feet with an average rental rate of $11.66 per square foot and a weighted average lease term of 4.2 years. The expected weighted average cap rate is between 7% to 9%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and President, Treasurer and Secretary (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

We continue to execute on our plan to remedy the material weakness, described in the Company’s final prospectus dated May 14, 2019, including (i) initiating a full internal review and evaluation of key processes, procedures and documentation and related control procedures, and the subsequent testing of those controls, (ii) hiring additional accounting resources, including our Chief Accounting Officer, Matt Brandwein, who joined us in January 2019, with the appropriate level of technical experience and training in the application of technical accounting guidance to non-routine and complex transactions in order to properly analyze, review, record and report on business transactions and (iii) implementing policies and procedures focusing on enhancing the review and approval of all relevant data to support our assumptions and judgments in non-routine and complex transactions appropriately and timely and documenting such review and approval. We also have made organizational changes and trained our employees in order to strengthen and improve our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our final prospectus dated May 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2019, we closed our IPO, pursuant to which we sold 4,500,000 shares of our Class A Common Stock to the public at a public offering price of $17 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. All 4,500,000 shares of our Class A Common Stock were sold pursuant to our registration statement on Form S-11, as amended (File No. 333-230684), that was declared effective by the SEC on May 14, 2019. Stifel, Nicolaus & Company, Incorporated, Janney Montgomery Scott LLC, BMO Capital Markets Corp. and Height Capital Markets, LLC served as bookrunning managers for the offering and as representatives of the several underwriters.

In connection with the closing of our IPO and the Formation Transactions and pursuant to certain merger and contribution agreements, we issued to (i) Mr. Spodek an aggregate of (a) 637,058 shares of our Class A Common Stock with an aggregate value of approximately $10.8 million based on the IPO price and (b) 27,206 shares of our Class B Common Stock with an aggregate value of approximately $0.5 million based on the IPO price, and (ii) Mr. Spodek and his affiliates an aggregate of 1,333,112 OP Units with an aggregate value of approximately $22.7 million based on the IPO price. The issuance of such shares and OP Units, as applicable, was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the limited partnership agreement of our Operating Partnership and subject to the requirements and restrictions set forth therein, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their OP Units in exchange for cash or, at our Operating Partnership’s option, for shares of our Class A Common Stock on a one-for-one basis.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on May 16, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description
31.1*	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of President, Treasurer and Secretary furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of President, Treasurer and Secretary furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.

†	Compensatory plan or arrangement.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: August 14, 2019	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Jeremy Garber
Jeremy Garber
President, Treasurer and Secretary
(Principal Financial Officer)

33