Form 10-Q
period 2019-09-30
Postal Realty Trust, Inc.
filed 2019-11-12
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(516) 295-7820

(Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	PSTL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding at November 11, 2019 was 5,285,904.

Postal Realty Trust, Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Table of Contents

PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Consolidated and Combined Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	1
	Consolidated and Combined Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	2
	Consolidated and Combined Consolidated Statements of Changes in Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	3
	Consolidated and Combined Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	4
	Notes to Consolidated and Combined Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Postal Realty Trust, Inc. and Predecessor
Consolidated and Combined Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Predecessor)
ASSETS
Real estate properties
Land	$16,827,724	$7,239,213
Buildings and improvements	57,177,951	29,550,076
Tenant improvements	2,114,364	1,646,215
Total real estate properties	76,120,039	38,435,504
Less: accumulated depreciation	(8,180,839)	(7,121,532)
Total real estate properties, net	67,939,200	31,313,972

Cash	10,969,557	262,926
Escrows and reserves	610,200	598,949
Rent and other receivables	1,138,621	601,670
Prepaid expenses and other assets	2,853,298	146,014
Deferred rent receivable	31,687	14,060
In-place lease intangibles (net of accumulated amortization of $5,628,459 and $4,388,699, respectively)	4,776,515	2,735,927
Above market leases (net of accumulated amortization of $16,539 and $8,688, respectively)	9,401	10,914

Total assets	$88,328,479	$35,684,432

LIABILITIES AND EQUITY (DEFICIT)
Liabilities
Secured borrowings, net	$3,237,327	$34,792,419
Revolving credit facility	17,000,000	-
Accounts payable, accrued expenses and other	4,224,599	1,869,084
Below market leases (net of accumulated amortization of $1,860,167 and $1,525,540, respectively)	5,365,118	3,842,495
Deferred tax liability, net	-	793,847
Due to affiliates	512,530	-

Total liabilities	$30,339,574	$41,297,845

Commitments and contingencies

Equity (deficit)
Common stock,
PSTL - $.01 par value per share
Class A, 500,000,000 shares authorized: 5,285,904 shares issued and outstanding	52,859	-
Class B, 27,206 shares authorized: 27,206 shares issued and outstanding	272	-
UPH - no par, 1,000 shares authorized: 1,000 shares issued and outstanding	-	4,000,000
NPM - no par, 200 shares authorized: 200 shares issued and outstanding	-	200
Additional paid-in capital	46,502,630	3,441,493
Accumulated deficit	(1,034,471)	(11,003,876)
Member’s deficit	-	(2,095,823)
Total Stockholders’ and Predecessor Equity (Deficit)	45,521,290	(5,658,006)
Operating Partnership unitholders’ noncontrolling interests	12,467,615	-
Noncontrolling interest in properties	-	44,593
Total equity (deficit)	57,988,905	(5,613,413)

Total liabilities and equity (deficit)	$88,328,479	$35,684,432

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc. and Predecessor
Consolidated and Combined Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

		Predecessor		Predecessor
	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenues
Rent income	$2,387,082	$1,417,534	$5,735,896	$4,199,767
Tenant reimbursements	342,419	220,676	852,504	668,502
Fee and other income	278,846	255,971	842,097	862,317
Total revenues	3,008,347	1,894,181	7,430,497	5,730,586

Operating expenses
Real estate taxes	353,663	227,373	880,117	688,953
Property operating expenses	332,892	203,994	821,839	639,289
General and administrative	1,207,197	282,361	2,385,228	1,086,384
Equity-based compensation	394,530	-	584,873	-
Depreciation and amortization	1,066,338	457,907	2,314,553	1,363,575
Total operating expenses	3,354,620	1,171,635	6,986,610	3,778,201

Income (loss) from operations	(346,273)	722,546	443,887	1,952,385

Interest expense, net:
Contractual interest expense	(48,916)	(361,743)	(635,423)	(1,112,353)
Amortization of deferred financing costs	(4,523)	(3,126)	(9,558)	(9,375)
Loss on early extinguishment of Predecessor debt	-	-	(185,586)	-
Interest income	1,136	1,158	3,394	3,370
Total interest expense, net	(52,303)	(363,711)	(827,173)	(1,118,358)

Income (loss) before income tax (expense) benefit	(398,576)	358,835	(383,286)	834,027
Income tax (expense) benefit	6,259	143,382	(39,749)	83,742
Net income (loss)	(392,317)	502,217	(423,035)	917,769

Less:
Net income attributable to noncontrolling interest in properties	-	(2,829)	(4,336)	(9,462)
Net (income) loss attributable to Predecessor	$-	$499,388	$(463,414)	$908,307
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	84,348		191,020
Net income (loss) attributable to common stockholders	$(307,969)		$(699,765)

Net income (loss) per share (basic and diluted)	$(0.06)		$(0.14)

Weighted average common shares outstanding (basic and diluted)	5,164,264		5,164,264

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc. and Predecessor
Consolidated and Combined Consolidated Statements of Changes in Equity (Deficit)
Periods Ended September 30, 2019 and 2018 (Unaudited)

	Number of common shares	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total stockholders’ & Predecessor equity	Operating Partnership unitholders’ noncontrolling interests	Noncontrolling interest in properties	Total equity interest
Predecessor
Balance - December 31, 2018	1,200	4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)	-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,377,758	1,774,879	-	-	1,774,879
Distributions and dividends	-	-	(150,000)	-	(1,067,515)	(1,217,515)	-	(521)	(1,218,036)
Net income (loss)	-	-	-	(173,554)	427,787	254,233	-	2,843	257,076
Balance - March 31, 2019	1,200	4,000,200	3,688,614	(11,177,430)	(1,357,793)	(4,846,409)	-	46,915	(4,799,494)
Capital contributions	-	0	0	0	293,373	293,373	-	0	293,373
Distributions and dividends	-	0	(549,191)	0	(310,174)	(859,365)	-	(5,667)	(865,032)
Net income (loss)	-	0	0	3,210	205,971	209,181	-	1,493	210,674
Balance- May 16, 2019	1,200	4,000,200	3,139,423	(11,174,220)	(1,168,623)	(5,203,220)	-	42,741	(5,160,479)
Net proceeds from sale of common stock	4,500,000	45,000	64,665,261	-	-	64,710,261	-	-	64,710,261
Formation transactions	664,264	(3,993,557)	(31,798,499)	11,174,220	1,168,623	(23,449,213)	22,662,907	(42,741)	(829,047)
Issuance and amortization of equity-based compensation	148,529	1,485	126,755	-	-	128,240	62,103	-	190,343
Dividends declared	-	-	-	(334,706)	-	(334,706)	(91,213)	-	(425,919)
Net income (loss)				(391,796)	-	(391,796)	(106,672)	-	(498,468)
Reallocation of non-controlling interest	-	-	10,117,974	-	-	10,117,974	(10,117,974)	-	-
Balance- June 30, 2019	5,312,793	53,128	46,250,914	(726,502)		45,577,540	12,409,152	-	57,986,692
Issuance and amortization of equity-based compensation	317	3	262,181	-	-	262,184	132,346	-	394,530
Net income (loss)	-	-	-	(307,969)	-	(307,969)	(84,348)	-	(392,317)
Reallocation of non-controlling interest	-	-	(10,465)	-	-	(10,465)	10,465	-	-
Balance- September 30, 2019	5,313,110	$53,131	$46,502,630	$(1,034,471)	-	$45,521,290	$12,467,615	-	$57,988,905

Predecessor
Balance - December 31, 2017	1,200	$4,000,200	$3,650,309	$(10,693,356)	$(7,012,369)	$(10,055,216)	-	$44,577	$(10,010,639)
Capital contributions	-	-	135,577	-	1,046,284	1,181,861	-	2,651	1,184,512
Distributions and dividends	-	-	(100,245)	-	(1,904,107)	(2,004,352)	-	(2,651)	(2,007,003)
Net income (loss)	-	-	-	(228,940)	319,581	90,641	-	3,822	94,463
Balance - March 31, 2018	1,200	4,000,200	3,685,641	(10,922,296)	(7,550,611)	(10,787,066)	-	48,399	(10,738,667)

Capital contributions	-	-	199,003	-	5,038,920	5,237,923	-	1,854	5,239,777
Distributions and dividends	-	-	(200,142)	-	(780,516)	(980,658)	-	(1,854)	(982,512)
Net income (loss)	-	-	-	(51,721)	369,999	318,278	-	2,811	321,089
Balance - June 30, 2018	-	4,000,200	3,684,502	(10,974,017)	(2,922,208)	(6,211,523)	-	51,210	(6,160,313)
Capital contributions	-	-	10,601	-	549,680	560,281	-	6,632	566,913
Distributions and dividends	-	-	(228,500)	-	(851,888)	(1,080,388)	-	(6,632)	(1,087,020)
Net income (loss)	-	-	-	128,089	371,299	499,388	-	2,829	502,217
Balance - September 30, 2018	1,200	$4,000,200	$3,466,603	$(10,845,928)	$(2,853,117)	$(6,232,242)	-	$54,039	$(6,178,203)

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc. and Predecessor
Consolidated and Combined Consolidated Statements of Cash Flows
Periods Ended September 30, 2019 and 2018 (Unaudited)

		Predecessor
	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash flows from operating activities
Net (loss) income	$(423,035)	$917,769
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,074,793	747,125
Amortization of in-place intangibles	1,239,760	616,450
Amortization of deferred financing costs	9,558	9,375
Amortization of above market leases	7,851	6,319
Amortization of below market leases	(334,627)	(215,955)
Equity-based compensation	584,873	-
Loss on extinguishment of debt	185,586	-
Deferred rent receivable	(17,627)	1,481
Deferred rent expense payable	(41,374)	-
Deferred tax liability	(65,895)	(255,224)
Change in assets and liabilities
Rent and other receivables	(802,618)	2,863
Prepaid expenses and other assets	(260,038)	(12,737)
Due to affiliates	8,569	-
Accounts payable, accrued expenses and other	935,122	406,829
Net cash provided by operating activities	$2,100,898	$2,224,295

Cash flows from investing activities
Acquisition of real estate	(38,925,771)	(1,334,591)
Capital improvements	(105,116)	(92,525)
Acquisition deposits	(410,000)	-
Net cash used in investing activities	(39,440,887)	(1,427,116)

Cash flows from financing activities
Net proceeds from issuance of common stock	66,624,167	-
Formation transactions	(2,007,417)	-
Proceeds from mortgage payable	445,000	960,000
Repayments of mortgages payable	(32,191,238)	(798,179)
Proceeds from revolving credit facility	17,000,000	-
Debt issuance costs	(1,371,931)	-
Capital contributions	2,068,252	3,446,987
Distributions and dividends	(2,508,962)	(4,076,535)
Net cash provided by (used in) financing activities	48,057,871	(467,727)

Net increase in cash and restricted cash	10,717,882	329,452

Cash and restricted cash at beginning of period	861,875	694,418

Cash and restricted cash at end of period	$11,579,757	$1,023,870

(The accompanying notes are an integral part of these unaudited financial statements)

Postal Realty Trust, Inc. and Predecessor
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

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2019, the Company held a 78.5% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary.

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

For the periods prior to May 17, 2019, the Predecessor, through the LLCs, UPH and the limited partnership, owned 190 post office properties in 33 states.

NPM was formed on November 17, 2004, for the purposes of managing commercial real estate properties.

As of September 30, 2019, the Company owns and manages a portfolio of 289 postal properties located in 43 states. All of the properties were leased to a single tenant, the United States Postal Service (the “USPS”) other than a de-minimis non-postal tenant that shares space in a building leased to the USPS.

In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 403 postal properties, which are owned by Mr. Spodek, his family members and their partners.

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

Pursuant to the Formation Transactions, the Company, directly or through the Operating Partnership, acquired the entities that comprise the Predecessor. The initial properties and other interests were contributed in exchange for 1,333,112 OP Units, 637,058 shares of our Class A Common Stock, 27,206 shares of our Class B Common Stock and $1.9 million of cash. In addition, the Operating Partnership purchased 100% interests in 81 post office properties (the “Acquisition Properties”) in exchange for $26.9 million in cash, including approximately $1.0 million paid to Mr. Spodek, the Company’s chief executive officer and a director for his non-controlling ownership in nine of the Acquisition Properties.

Because of the timing of the IPO and the Formation Transactions, the Company’s financial condition as of December 31, 2018 and results of operations for the three and nine months ended September 30, 2018 reflect the financial condition and results of operations of the Predecessor. The results of operations for the three months ended September 30, 2019 reflects solely the operations of the Company and the results of operations for the nine months ended September 30, 2019 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of September 30, 2019 reflects solely the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

The following is a summary of the Predecessor Statements of Operations for the period from April 1, 2019 through May 16, 2019 and for the period from January 1, 2019 through May 16, 2019, and the Company’s Statement of Operations for the period from May 17, 2019 through September 30, 2019. These amounts are included in the consolidated and combined consolidated statement of operations herein for the three and Nine months ended September 30, 2019. All balances as of December 31, 2018 and for the three and nine months ended September 30, 2018 are those of the Predecessor.

	Predecessor		Postal Realty Trust, Inc.
	April 1, 2019 through May 16, 2019	January 1, 2019 through May 16, 2019	May 17, 2019 through September 30, 2019
Revenues:
Rent income	$756,969	$2,249,355	$3,486,541
Tenant reimbursements	111,219	348,075	504,429
Fee and other income	141,033	427,959	414,138

Total revenues	$1,009,221	$3,025,389	$4,405,108

Operating Expenses:
Real estate taxes	114,783	358,693	521,424
Property operating expenses	117,958	357,779	464,060
General and administrative	106,549	501,204	1,884,024
Equity-based compensation	-	-	584,873
Depreciation and amortization	245,313	725,756	1,588,797

Total operating expenses	$584,603	$1,943,432	$5,043,178

Income (loss) from operations	424,618	1,081,957	(638,070)

Interest expense, net:
Contractual interest expense	(212,352)	(570,819)	(64,604)
Amortization of deferred financing costs	(1,592)	(4,773)	(4,785)
Loss on early extinguishment of Predecessor debt	-	-	(185,586)
Interest income	-	1,134	2,260
Total interest expense, net	(213,944)	(574,458)	(252,715)

Income (loss) before income tax expense	210,674	507,499	(890,785)

Income tax (benefit) expense	-	(39,749)	-

Net income (loss)	$210,674	$467,750	$(890,785)

Less:

Net income attributable to noncontrolling interest in properties	(1,493)	(4,336)	-

Net income attributable to Predecessor	$209,181	$463,414	-
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests			191,020

Net loss attributable to common stockholders			$(699,765)

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

The information furnished in the accompanying consolidated and combined consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated and combined consolidated financial statements for the interim periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim financial statements should be read in conjunction with, and follow the same policies and procedures as outlined in the audited combined consolidated financial statements for the year ended December 31, 2018, included in the Company’s final prospectus dated May 14, 2019.

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

Offering and Other Costs

Certain of the costs related to the IPO and the Formation Transactions paid by an affiliate of the Company’s initial sole shareholder were reimbursed by the Company from the proceeds of the IPO. Offering costs were recorded in stockholders’ equity as a reduction of additional paid-in capital. Transaction costs related to asset acquisitions were capitalized as part of the acquisition. As of September 30, 2019, approximately $0.5 million of offering and other costs are owed to an affiliate of the Company’s initial sole shareholder.

Investments in Real Estate

Upon the acquisition of real estate, the purchase price is allocated based upon the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the fair value of the tangible assets of an acquired property is derived by valuing the property as if it were vacant. All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities.

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

The carrying value of real estate investments and related intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. For the three and nine months ended September 30, 2019 and 2018, no impairment loss was recorded.

During the three months ended September 30, 2019, the Company acquired eighteen properties for a purchase price of $11.1 million, inclusive of acquisition costs of $0.1 million. During the three months ended June 30, 2019, the Company acquired the Acquisition Properties in connection with the IPO for a purchase price of $27.3 million, inclusive of acquisition costs of $0.4 million. During the three months ended March 31, 2019, the Predecessor acquired one property for a purchase price of $645,120, inclusive of acquisition costs of $10,120. The purchase prices were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price was allocated as follows:

	Three months ended
	September 30, 2019	June 30, 2019	March 31, 2019
Land	$2,619,719	$6,789,589	$179,202
Building and improvements	8,301,678	18,774,918	456,550
Tenant improvements	190,343	259,640	18,166
In-place lease intangibles	982,974	2,227,870	69,504
Above-market leases	-	6,338	-
Below market leases	(1,024,644)	(754,300)	(78,302)
Total	$11,070,070	$27,304,055	$645,120

During the nine months ended September 30, 2018, the Predecessor acquired seven properties for an aggregate purchase price of $1,334,591, inclusive of acquisition costs of $19,598. The purchase price was allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price was allocated as follows:

Nine months ended
September 30, 2018
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

Cash and Restricted Cash

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. Restricted cash is presented as escrows and reserves in the accompanying consolidated and combined consolidated balance sheets. Cash and restricted cash consist of the following:

	September 30, 2019 (Unaudited)	December 31, 2018
Cash	$10,969,557	$262,926
Restricted cash:
Maintenance reserve	602,306	598,949
ESPP reserve	7,894	-
Total cash and restricted cash	$11,579,757	$861,875

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2019 and December 31, 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and deposits, receivables, prepaid expenses, accounts payable and accrued expenses and due to affiliates are carried at amounts which reasonably approximate their fair values as of September 30, 2019 and December 31, 2018 due to their short maturities. The fair value of the Company’s borrowings under its senior revolving credit facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $3,208,680 and $33,586,000, as compared to the principal balance of $3,272,911 and $35,019,149 as of September 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2019 and December 31, 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Income Taxes

UPH was subject to federal income tax and state franchise taxes in jurisdictions where it conducts business. See Note 8. Income Taxes for a discussion of the treatment of the deferred tax assets and liabilities in connection with the IPO.

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

Noncontrolling Interests

Noncontrolling interests in the Company represent common units of limited partnership interest of the Operating Partnership (“Common Units”) held by the Predecessor’s prior investors and long term incentive units of the Operating Partnership (“LTIP Units”) held by the Company’s CEO. Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 1,333,112 Common Units to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership and 114,706 LTIP Units to the Company’s CEO. During the three months ended September 30, 2019, the Company issued 5,298 LTIP Units to an employee.

Dividends

On June 26, 2019, the board of directors of the Company approved and the Company declared a pro-rated cash dividend of $0.063 per share and common unit for the period from May 17, 2019, the closing date of the IPO, to September 30, 2019. The dividend was paid on July 31, 2019 to stockholders and common unitholders of record as of the close of business on July 9, 2019 consisting of $0.3 million in dividends to stockholders and $0.1 million to common unitholders. On November 5, 2019, the board of directors of the Company approved and the Company declared a cash dividend of $0.14 per share and common unit for the quarter ended September 30, 2019. The dividend will be paid on December 2, 2019 to stockholders and common unitholders of record as of the close of business on November 15, 2019 consisting of $0.7 million in dividends to stockholders and $0.2 million to common unitholders.

Equity Based Compensation

The Company accounts for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the grant date fair value of equity-based awards. The estimated grant date fair value of restricted stock units is amortized over their respective vesting periods. See Note 11. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net income (loss) per share based upon the weighted average shares outstanding during the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 1,453,116 potentially dilutive shares outstanding related to the issuance of Common Units and LTIP Units held by noncontrolling interests as of September 30, 2019.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

This standard is effective for interim and annual reporting periods that begin on or after December 15, 2018 as a result of the Company’s status as an emerging growth company. The Company and the Predecessor adopted ASU 2014-09 on January 1, 2019 using the modified retrospective method however, there was no cumulative effect required to be recognized in retained earnings at the date of application. Substantially all of the Company’s revenue is derived from its tenant leases and therefore falls outside the scope of this guidance. With respect to its fee-based revenue, the Company earns monthly base management fees subject to the terms of the contractual agreements with entities that are affiliated with the Company for the day-to-day operations and administration of its managed properties. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from post offices owned by entities that are affiliated with the Company. The Company determined that there is no change to revenue recognition for base management fees as the underlying services are considered to be individual performance obligations composed of a series of distinct services satisfied over time, for which revenue is recognized monthly as earned over the life of the management agreement as services are provided. The total amount of consideration from the contracts is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company’s control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. Due to the standardized terms of the management agreements, the Company accounts for all management agreements in a similar, consistent manner. Therefore, no disaggregated information relating to management agreements is presented.

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

Topic 842 will be effective for the Company on January 1, 2021 as a result of its classification as an emerging growth company. The Company continues to evaluate the FASB’s activities related to the new leasing standard and the potential impact on its financial results, policies and disclosures upon adoption, including the accounting for costs which may be paid by the lessee directly to a third party, such as real estate taxes.

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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2023 as a result of its classification as an emerging growth company. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

4. INTANGIBLE ASSETS AND LIABILITIES

Amortization of in-place lease intangibles was $1.2 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. This amortization is included in depreciation and amortization in the consolidated and combined consolidated statements of operations. Amortization of acquired above market leases was $7,851 and $6,319 for the nine months ended September 30, 2019 and 2018, respectively, and is included in rent income in the consolidated and combined consolidated statements of operations. Amortization of acquired below market leases was $334,627 and $215,955 for the nine months ended September 30, 2019 and 2018, respectively, and is included in rent income in the consolidated and combined consolidated statements of operations.

The balance of these intangible assets and liabilities will be amortized as follows:

Year ending December 31,	In-Place Lease Intangibles	Below Market Leases	Above Market Leases
2019 – Remaining	$567,742	$167,579	$1,372
2020	1,850,310	622,436	4,903
2021	1,304,600	555,645	1,975
2022	516,851	503,120	1,151
2023	265,875	455,109	-
Thereafter	271,137	3,061,229	-
Total	$4,776,515	$5,365,118	$9,401

5. DEBT

The following table summarizes indebtedness as of September 30, 2019 and December 31, 2018:

Borrowing	September 30, 2019	December 31, 2018
Revolving Credit Facility (1)	$17,000,000	$-
Vision Bank	1,538,330	15,636,243
Atlanta Postal Credit Union	-	17,313,481
First Oklahoma Bank	381,391	389,599
Vision Bank – 2018	908,190	936,750
Seller Financing (2)	445,000	-
First Oklahoma Bank – 2018	-	743,076
Total debt	$20,272,911	$35,019,149

(1)	On September 27, 2019, the Company entered into a $100 million Senior Revolving Credit Facility (“Facility”), which includes an accordion feature that will permit the Company to borrow up to $200 million, subject to customary terms and conditions. The Facility matures in September 2023. Borrowings under the Facility carry an interest rate of either a base rate plus a range of 70 to 140 basis points or LIBOR plus a range of 170 to 240 basis points, each depending on a consolidated leverage ratio. As of September 30, 2019, the Company had $17 million drawn under the Facility and the Facility bore interest at LIBOR (at September 30, 2019, the one-month LIBOR rate was 2.02%) plus 170 bps. In addition, the Company will pay, for the period through and including the calendar quarter ending March 31, 2020, an unused facility fee on the revolving commitments under the Facility of .75% per annum for the first $100 million and .25% per annum for the portion of revolving commitments exceeding $100 million, and for the period thereafter, an unused facility fee of .25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Facility. The Company’s ability to borrow under the Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of September 30, 2019, the Company was in compliance with the Facility’s debt covenants.
(2)	In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first payable on January 2, 2021 based on a 6% interest rate per annum through January 2, 2025.

Principal payments on debt through maturity are as follows:

Year Ending December 31,	Amount
2019 – Remaining	$27,409
2020	109,182
2021	191,562
2022	196,553
2023	17,204,951
Thereafter	2,543,254
20,272,911
Less: Deferred financing costs, net	35,584
Total	$20,237,327

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

The Vision Bank loan, First Oklahoma Bank loan and Vision Bank – 2018 loan contain a personal guaranty of payment by Mr. Spodek.

6. LOANS PAYABLE – RELATED PARTY

In June 2018, pursuant to a loan modification agreement, interest-only promissory notes aggregating $3,544,215 bearing interest at 1.9% per annum, requiring interest only payments, and maturing between August 1, 2036 through July 1, 2041 were assumed by an affiliate of the Predecessor and recorded as an increase in equity of the Predecessor. Interest expense incurred for these notes was $33,671 for the nine months ended September 30, 2018.

7. OPERATING LEASE AGREEMENTS

At September 30, 2019, all of the properties owned by the Company are leased to a single tenant, the USPS, other than a de-minimis non-postal tenant that shares space in a building leased to the USPS. The leases expire at various dates through January 31, 2028.

Future minimum rental income to be received on non-cancellable leases is as follows:

Year Ending December 31,	Amount
2019 – Remaining	$2,313,353
2020	8,090,250
2021	6,934,226
2022	4,403,081
2023	3,107,616
Thereafter	4,930,879
Total	$29,779,405

8. INCOME TAXES

For the three and nine months ended September 30, 2018, in order to determine the quarterly provision for income taxes for UPH, the Company used an estimated annual effective tax rate (“ETR”), which is based on expected annual income and statutory tax rates in the various jurisdictions. Certain significant or unusual items are separately recognized as discrete items in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense (benefit) related to UPH for the three and nine months ended September 30, 2019 was zero and $39,749 at an effective tax rate of 13.4% and $(143,382) and $(83,742) at an effective tax rate of 6.4% for the three and nine months ended September 30, 2018. The effective tax rate for the three and nine months ended September 30, 2019 and September 30, 2018 differs from the statutory rate of 21% due to certain entities included in the consolidated and combined consolidated financial statements that are not subject to tax at the entity level, state taxes and interest and penalties from unrecognized tax benefits primarily related to the utilization of loss carryforwards.

In connection with the IPO, the indirect sole shareholder of UPH agreed to reimburse the Company for unrecognized tax benefits primarily related to the utilization of certain loss carryforwards at UPH. The Company recorded an indemnification asset in the same amount as the unrecognized tax benefits. The amount will be adjusted going forward as new information becomes available in regard to such liability. The indirect sole shareholder of UPH will be responsible for all tax related matters related to UPH. The Company has unrecognized tax benefits at September 30, 2019 of $516,529, which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the consolidated balance sheet. During the three months ended September 30, 2019, the Company reversed $191,391 of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.

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

For the three and nine months ended September 30, 2019, income tax benefit related to PRM was $6,259 and zero, respectively.

9. RELATED PARTY TRANSACTIONS

Management Fee Income

Prior to the IPO, the Predecessor recognized management fee income of $249,813 for the three months ended September 30, 2018 and $393,030 and $800,557 for the nine months ended September 30, 2019 and 2018, respectively, from various properties which are affiliated with the Company’s CEO and are included in fee and other income in the consolidated and combined consolidated statements of operations. Following the IPO, PRM recognized management fee income of $236,137 and $365,443, respectively, for the three and nine months ended September 30, 2019 from various properties which are affiliated with the Company’s CEO and are included in fee and other income in the consolidated statements of operations. These amounts include accrued management fees receivable of $16,344 and zero at September 30, 2019 and 2018, respectively, which is included in rents and other receivables on the consolidated and combined consolidated balance sheets.

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. For the nine months ended September 30, 2019, rent expense was $93,626 and was recorded in general and administrative expenses in the consolidated and combined consolidated statements of operations.

As of September 30, 2019, future minimum rental payments on the noncancelable lease is as follows:

Year Ending December 31,	Amount
2019 – Remaining	$45,000
2020	183,368
2021	188,869
2022	194,535
2023	200,371
Thereafter	76,244
Total	$888,387

Due to Affiliates

At September 30, 2019, the Company owed $0.5 million to an affiliate of the Company’s CEO for amounts funded in connection with the Company’s IPO (See Note 3. Summary of Significant Accounting Policies).

This amount is non-interest bearing and is due on demand.

10. EARNINGS PER SHARE

The following table shows the amounts used in computing the Company’s basic and diluted earnings per share. As of the three and nine months ended September 30, 2019, there is no dilution to earnings per share because there is a net loss.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Numerator for earnings per share – basic and diluted
Net loss attributable to common stockholders	$(307,969)	(699,765)
Less: income attributable to participating securities	-	(16,715)

Numerator for earnings per share – basic and diluted	$(307,969)	$(716,480)

Denominator for earnings per share – basic and diluted	$5,164,264	$5,164,264

Basic and diluted earnings per share	$(0.06)	$(0.14)

11. STOCKHOLDER’S EQUITY

The Company issued 4,500,000 Class A Common Shares in conjunction with the IPO resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. In addition, the Company issued 637,058 shares of Class A Common Stock and 27,206 shares of Class B Common Stock in connection with the Formation Transactions. Each outstanding share of Class B Common Stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote, including the election of directors, and holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-for-one basis, at the election of the holder at any time. Additionally, one share of Class B Common Stock will automatically convert into one share of Class A common stock for each 49 OP Units transferred (including by the exercise of redemption rights afforded with respect to OP Units) to a person other than a permitted transferee. This ratio is a function of the fact that each share of Class B Common Stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote and maintains the voting proportion of holders of Class B Common Stock with the holder’s economic interest in our Company.

Noncontrolling Interests

Noncontrolling interests in the Company primarily represent Common Units held by the Predecessor’s prior investors and LTIP Units issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. During the three months ended September 30, 2019, the Company issued 5,298 LTIP Units to an employee. Noncontrolling interests consisted of 1,333,112 Common Units and 120,004 LTIP Units and represented approximately 21.5% of the Operating Partnership as of September 30, 2019. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the Common Units held by such limited partner or assignee in exchange for shares of the Company’s Class A Common Stock, on a one-for-one basis, or, at the Company’s sole discretion, cash, in an amount per Common Unit equal to the value of one share of Class A Common Stock, determined in accordance with and subject to adjustment under the partnership agreement. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of Common Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan, or Equity Incentive Plan, the Company may grant equity incentive awards to our directors, officers, employees and consultants. Upon completion of the IPO, the Company issued 73,529 LTIP units to the Company’s CEO, 58,824 restricted shares of Class A Common Stock to the Company’s president, 33,824 restricted shares of Class A Common Stock to other employees and 38,235 restricted shares of Class A Common Stock to the Company’s non-employee directors under the Equity Incentive Plan. In addition, the Company issued 41,177 LTIP Units to the Company’s CEO and an aggregate of 17,647 restricted shares of Class A Common Stock to its non-employee directors, in each case in lieu of cash compensation for the twelve month period following completion of the IPO. During the quarter ended September 30, 2019, the Company issued an aggregate 5,298 LTIP Units and 317 restricted shares of Class A Common Stock to certain employees. The maximum number of shares of Class A Common Stock that is available to be issued under our Equity Incentive Plan is 541,584 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

Awards issued in connection with the IPO will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. Awards issued to the Company’s non-employee directors in lieu of cash compensation vest on the anniversary of the grant and awards issued as equity compensation vest in three equal, annual installments on each of the first three anniversaries of the date of grant. Awards issued to the Company’s CEO in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant. For the three and nine months ended September 30, 2019, the Company recognized compensation expenses of $0.4 million and $0.6 million related to all awards, respectively. As of September 30, 2019, there was $4.0 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 3.6 years.

Employee Stock Purchase Plan

In connection with the IPO, the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan, or the ESPP, allows the Company’s employees to purchase shares of the Company’s Class A Common Stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits us to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the code of the offering period. No shares have been purchased as of September 30, 2019.

12. COMMITMENTS AND CONTINGENCIES

At September 30, 2019, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

13. SUBSEQUENT EVENTS

On October 30, 2019, the Company borrowed an additional $20 million under the Facility.

In October 2019, the Company, through its Operating Partnership, acquired 55 properties leased to the USPS located in various states for approximately $9.5 million. In November 2019, the Company, through its Operating Partnership, acquired 22 properties leased to the USPS located in various states for approximately $7.8 million.

As of November 11, 2019, the Company entered into definitive agreements to acquire 98 properties leased to the USPS for approximately $27.6 million, which includes $14.0 million in OP Units valued at $17.00 per unit. Formal due diligence has been completed and the transactions are expected to close in the fourth quarter, subject to the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited consolidated and combined consolidated financial statements and related notes thereto of the Company and the Company’s accounting Predecessor (the “Predecessor”) for the period ended September 30, 2019 and the Predecessor for the period ended September 30, 2018, included in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Overview

The Company

We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO on May 17, 2019 and the related formation transactions (the “Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. At the completion of our IPO and the Formation Transactions, we owned and managed a portfolio of 271 postal properties located in 41 states comprising approximately 872,000 net leasable interior square feet, all of which were leased to the USPS. In the quarter ended September 30, 2019, we acquired 18 properties leased to the USPS for approximately $11.1 million. In October and November 2019, we acquired 77 properties leased to the USPS for approximately $17.3 million. As of November 11, 2019, we own a portfolio of 366 postal properties located in 43 states comprising approximately 1,200,000 net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of November 11, 2019, we own approximately 78.5% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”). Our Board oversees our business and affairs.

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

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by PRM, our taxable REIT subsidiary. Rent income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse us for real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. As of September 30, 2019, all properties leased to the USPS had an average remaining lease term of three years. Factors that could affect our rent income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

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

Indebtedness and Interest Expense

Interest expense for the Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, which are described under Note 5. Mortgage Loans Payable and Note 6. Loans Payable — Related Party in the notes to the Predecessor’s financial statements. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. On September 27, 2019, we entered into a $100.0 million senior revolving credit facility (the “Facility”) with People’s United Bank, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. We intend to use the revolving credit facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

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

Critical Accounting Policies and Estimates

Refer to the heading titled “Critical Accounting Policies and Estimates” in Company’s final prospectus dated May 14, 2019 for a discussion of our critical accounting policies and estimates of the Predecessor and the Company, as applicable. During the nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 2. Significant Accounting Policies to the unaudited consolidated and combined consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Results of Operations

The three months ended September 30, 2019 represents the consolidated results of the Company. The nine months ended September 30, 2019 represents the period beginning on May 17, 2019, the closing date of our IPO, and ending on September 30, 2019, and the combined results of the Predecessor for the period beginning on January 1, 2019 and ending on May 16, 2019, the day immediately preceding the closing date of our IPO. The comparable three and nine-month periods in 2018 pertain to the combined results of the Predecessor only and accordingly, may not be directly comparable due to the impact of our IPO and the Formation Transactions on May 17, 2019. For the period beginning on May 17, 2019 and ending on September 30, 2019, the Company incurred a loss of $0.9 million, which includes $0.2 million of loss on early extinguishment of debt and $0.6 million of equity-based compensation. In the forthcoming comparison, we have highlighted the impact of our IPO and the Formation Transactions where applicable.

As a result of the completion of our IPO and the Formation Transactions, as of September 30, 2019 we currently own and manage a portfolio of 289 postal properties located in 43 states comprising approximately 984,000 net leasable interior square feet and through PRM, we provide fee-based third party property management services for an additional 403 postal properties and owned by Mr. Spodek and his family members and their partners.

Comparison of the Three Months Ended September 30, 2019 and the Three Months Ended September 30, 2018

The following discussion includes the results of the operations of the Company and Predecessor, as applicable, as summarized in the table below:

		Predecessor
	Three months ended September 30, 2019	Three months ended September 30, 2018	% Change
Revenues
Rent income	$2,387,082	$1,417,534	68.4%
Tenant reimbursements	342,419	220,676	55.2%
Fee and other income	278,846	255,971	8.9%
Total revenues	3,008,347	1,894,181	58.8%

Operating expenses
Real estate taxes	353,663	227,373	55.5%
Property operating expenses	332,892	203,994	63.2%
General and administrative	1,207,197	282,361	327.5%
Equity - based compensation	394,530	-	NA
Depreciation and amortization	1,066,338	457,907	132.9%
Total operating expenses	3,354,620	1,171,635	186.3%

Income (loss) from operations	(346,273)	722,546	(147.9)%

Interest expense, net:

Contractual interest expense	(48,916)	(361,743)	86.5%
Amortization of deferred financing costs	(4,523)	(3,126)	(44.7)%
Interest income	1,136	1,158	(1.9)%
Total interest expense, net	(52,303)	(363,711)	(85.6)%

Income (loss) before income tax (expense) benefit	(398,576)	358,835	(211.1)%

Income tax (expense) benefit	6,259	143,382	(95.6)%

Net income (loss)	$(392,317)	$502,217	(178.1)%

For the three months ended September 30, 2019 and September 30, 2018, approximately 90.7% and 86.5%, respectively, of the Company’s total revenues were attributable to rental revenue and tenant reimbursements under long-term leases with the USPS, with the balance of total revenues in each year consisting of fee and other income as described below. Total revenues increased by $1,114,166, or 58.8%, to $3,008,347 for the three months ended September 30, 2019 from $1,894,181 for the three months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

Rent income. Rent income increased by $969,548, or 68.4%, to $2,387,082 for the three months ended September 30, 2019 from $1,417,534 for the three months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

Tenant reimbursements. Tenant reimbursements increased by $121,743, or 55.2%, to $342,419 for the three months ended September 30, 2019 from $220,676 for the three months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

Fee and other income. Other revenue increased by $22,875, or 8.9%, to $278,846 for the three months ended September 30, 2019 from $255,971 for the three months ended September 30, 2018, primarily due to higher insurance recoveries and miscellaneous income for the three months ended September 30, 2019, offset by lower management fees.

Expenses

Real estate taxes. Real estate taxes increased by $126,290, or 55.5%, to $353,663 for the three months ended September 30, 2019 from $227,373 for the three months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

Property operating expenses. Property operating expenses includes $185,077 and $155,473 of property management expenses for the three months ended September 30, 2019 and 2018, respectively. Property operating expenses increased by $128,898, or 63.2%, to $332,892 for the three months ended September 30, 2019 from $203,994 for the three months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

General and administrative. General and administrative expenses increased by $924,836, or 327.5%, to $1,207,197 for the three months ended September 30, 2019 from $282,361 for the three months ended September 30, 2018, primarily due to higher professional fees, increased personnel and investor relations expenses as a result of being a public company.

Equity-based compensation. Equity-based compensation increased $394,530 primarily due to the stock awards issued in connection with the IPO.

Depreciation and amortization. Depreciation and amortization expense increased by $608,431, or 132.9%, to $1,066,338 for the three months ended September 30, 2019 from $457,907 for the three months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

Interest expense, net. Interest expense, net decreased by $311,408, or 85.6%, to $52,303 for the three months ended September 30, 2019 from $363,711 for the three months ended September 30, 2018, primarily due to reduced contractual interest expense in connection with the repayment of indebtedness in connection with the IPO.

Income tax (expense) benefit. Income tax benefit decreased by $137,123, or 95.6%, to $6,259 for the three months ended September 30, 2019 from $143,382 for the three months ended September 30, 2018, primarily due to the Company’s election to be taxed as a REIT.

Net income (loss). Net income (loss) decreased by $894,534, or 178.1%, to $(392,317) for the three months ended September 30, 2019 from $502,217 for the three months ended September 30, 2018, primarily due to higher general and administrative expenses as a result of being a public company and equity-based compensation.

Comparison of the Nine Months Ended September 30, 2019 and the Nine Months Ended September 30, 2018

The following discussion includes the results of the operations of the Company and Predecessor, as applicable, as summarized in the table below:

	Postal Realty Trust, Inc.	Predecessor
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	% Change
Revenues:
Rent income	$5,735,896	$4,199,767	36.6%
Tenant reimbursements	852,504	668,502	27.5%
Fee and other income	842,097	862,317	(2.3)%
Total revenues	7,430,497	5,730,586	29.7%

Operating Expenses:
Real estate taxes	880,117	688,953	27.7%
Property operating expenses	821,839	639,289	28.6%
General and administrative	2,385,228	1,086,384	119.6%
Equity-based compensation	584,873	-	NA
Depreciation and amortization	2,314,553	1,363,575	69.7%
Total operating expenses	6,986,610	3,778,201	84.9%
Income from operations	443,887	1,952,385	(77.3)%

Interest expense, net:
Contractual interest expense	(635,423)	(1,112,353)	(42.9)%
Amortization of deferred financing costs	(9,558)	(9,375)	2.0%
Loss on early extinguishment of Predecessor debt	(185,586)	-	NA
Interest income	3,394	3,370	0.7%
Total interest expense, net	(827,173)	(1,118,358)	(26.0)%

Income (loss) before income tax (expense) benefit	(383,286)	834,027	(146.0)%
Income tax (expense) benefit	(39,749)	83,742	(147.5)%
Net income (loss)	$(423,035)	$917,769	(146.1)%

For the nine months ended September 30, 2019 and September 30, 2018, approximately 88.7% and 85.0%, respectively, of the Company’s total revenues were attributable to rental revenue and tenant reimbursements under long-term leases with the USPS, with the balance of total revenues in each year consisting of fee and other income as described below. Total revenues increased by $1,699,911, or 29.7%, to $7,430,497 for the nine months ended September 30, 2019 from $5,730,586 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the third quarter of 2019.

Rent income. Rent income increased by $1,536,129, or 36.6%, to $5,735,896 for the nine months ended September 30, 2019 from $4,199,767 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the third quarter of 2019.

Tenant reimbursements. Tenant reimbursements increased by $184,002, or 27.5%, to $852,504 for the nine months ended September 30, 2019 from $668,502 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the third quarter of 2019.

Fee and other income. Other revenue decreased by $20,220, or 2.3%, to $842,097 for the nine months ended September 30, 2019 from $862,317 for the nine months ended September 30, 2018, primarily due to lower management fees and insurance recoveries for the nine months ended September 30, 2019 offset by an increase in miscellaneous income.

Expenses

Real estate taxes. Real estate taxes increased by $191,164, or 27.7%, to $880,117 for the nine months ended September 30, 2019 from $688,953 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the third quarter of 2019.

Property operating expenses. Property operating expenses includes $514,223 and $460,432 of property management expenses for the nine months ended September 30, 2019 and 2018, respectively. Property operating expenses increased by $182,550, or 28.6%, to $821,839 for the nine months ended September 30, 2019 from $639,289 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the third quarter of 2019.

General and administrative. General and administrative expenses increased by $1,298,844, or 119.6%, to $2,385,228 for the nine months ended September 30, 2019 from $1,086,384 for the nine months ended September 30, 2018 primarily due to higher professional fees, increased personnel and investor relations expenses as a result of being a public company.

Equity-based compensation. Equity-based compensation increased $584,873 primarily due to the stock awards issued in connection with the IPO.

Depreciation and amortization. Depreciation and amortization expense increased by $950,978, or 69.7%, to $2,314,553 for the nine months ended September 30, 2019 from $1,363,575 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

Interest expense net. Interest expense, net decreased by $291,185, or 26.0%, to $827,173 for the nine months ended September 30, 2019 from $1,118,358 for the nine months ended September 30, 2018, primarily due to loss on extinguishment of debt as a result of the repayment of Predecessor debt offset by lower contractual interest as a result of such repayment.

Income tax (expense) benefit. Income tax benefit decreased by $123,491, or 147.5%, to $(39,749) for the nine months ended September 30, 2019 from $83,742 for the nine months ended September 30, 2018 due to the Company’s election to be taxed as a REIT.

Net income (loss). Net income (loss) decreased by $1,340,804, or 146.1%, to $(423,035) for the nine months ended September 30, 2019 from $917,769 for the nine months ended September 30, 2018 primarily due to higher general and administrative expenses, equity-based compensation and the loss on the extinguishment of debt.

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

We calculate AFFO by starting with FFO and adjusting for recurring capital expenditures (defined as all capital expenditures that are recurring in nature, excluding capital improvements that are incurred in connection with the acquisition of a property or obtaining a lease or lease renewal) and acquisition expenses that are not capitalized and then adding back non-cash items including: non-real estate depreciation, loss on extinguishment of debt, straight-lined rents and fair value lease adjustments and non-cash components of compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is widely-used by other REITs and is helpful to investors as a meaningful additional measure of our ability to make capital investments. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs.

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

The following table provides a reconciliation of net income (loss) before allocation to non-controlling interests, the most comparable GAAP measure, to FFO and AFFO:

Three months ended September 30, 2019

Net income (loss)	$(392,317)
Depreciation and amortization of real estate assets	1,066,338
FFO	$674,021

Recurring capital expenditures	(31,417)
Acquisition related expenses	82,065
Amortization of debt issuance costs	4,523
Straight-line rent adjustments	(5,041)
Amortization of above and below market leases	(135,948)
Non-cash stock compensation expense	394,530
AFFO	$982,733

Analysis of Liquidity and Capital Resources

As of September 30, 2019, the Company had approximately $11.0 million of cash, and as of November 11, 2019, the Company has approximately $13.3 million of cash.

Our Facility matures in September 2023. Borrowings under our facility carry an interest rate of either a base rate plus a range of 70 to 140 basis points or LIBOR plus a range of 170 to 240 basis points, each depending on a consolidated leverage ratio. As of September 30, 2019, we had $17.0 million outstanding under our facility. We intend to use our Facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash and cash equivalents, mortgage financing and borrowings under our Facility.

Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness including our Facility and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using our Facility pending permanent financing.

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities.  However, in the future, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources. In addition, we continuously evaluate possible acquisitions of postal properties, which largely depend on, among other things, the market for owning and leasing postal properties and the terms on which the USPS will enter into new or renewed leases.

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

Secured borrowings as of September 30, 2019

As of September 30, 2019, the Company had approximately $3.3 million of secured borrowings outstanding combined indebtedness, none of which was variable rate debt. Historically, our Predecessor’s equity capital was principally provided by Mr. Spodek as the majority equity owner of the Predecessor entities and its debt capital was principally provided through first mortgage loans on the properties owned by the Predecessor and promissory notes payable to related parties. Following the completion of our IPO and the Formation Transactions, we repaid approximately $31.7 million of indebtedness of the Predecessor using a portion of the net proceeds from our IPO. We believe that the completion of our IPO improved our financial position by reducing our outstanding indebtedness and providing us various sources of financing that would not have been available to us as a privately owned company.

Secured Borrowings Repaid in Connection with Our IPO

At the completion of our IPO, our Operating Partnership used a portion of the net proceeds therefrom to repay approximately $31.7 million of secured borrowings that we assumed in the Formation Transactions. During the quarter ended September 30, 2019, we obtained seller financing in the amount of $0.4 million in connection with the purchase of a property. As a result, we had approximately $3.3 million of secured borrowings outstanding at September 30, 2019, with a weighted average interest rate of 4.6% per annum, all of which is fixed rate debt.

The following table sets forth information as of September 30, 2019 with respect to the indebtedness of the Predecessor that was repaid with the net proceeds from our IPO:

	Amount Outstanding at September 30, 2019	Amount Repaid	Interest Rate	Maturity Date
Vision Bank	$1,538,330	$13,825,901	4.0%, Prime + 0.5% (1,2)	September 2036
Atlanta Postal Credit Union	-	17,117,032	4.15%	September 2021
First Oklahoma Bank	381,391	-	4.5%, Prime + 0.25% (1,3)	December 2037
Vision Bank—2018	908,190	-	5.0%, Prime + 0.5% (1,4)	January 2038
Seller Financing	445,000	-	6.0%	January 2025
First Oklahoma Bank—2018	-	739,622	5.5%, Prime (1)	October 2043
Total	$3,272,911	$31,682,555

(1)	Prime refers to the Wall Street Journal Prime Rate.

(2)	Interest rate resets on September 8, 2021.

(3)	Interest rate resets on December 31, 2022.

(4)	Interest rate resets on January 31, 2023.

The following discussion relates to secured borrowings of the Company as of September 30, 2019.

Vision Bank Loan. The loan from Vision Bank in the aggregate principal amount of approximately $16.9 million requires monthly payments of principal based on a 30-year amortization schedule, plus interest at 4.0% per annum through September 2021, after which the interest rate will reset at a variable rate equal to the Wall Street Journal prime rate, plus 0.5%. The Vision Bank mortgage loan matures on September 8, 2036, at which time all accrued interest and unpaid principal are due. The loan was collateralized by first mortgage liens on 26 properties and a personal guarantee of payment by Mr. Spodek. On May 17, 2019, our Operating Partnership used a portion of the net proceeds from our IPO to repay approximately $13.8 million of outstanding indebtedness under the Vision Bank loan and the loan is now collateralized by first mortgage loans on five properties. As of September 30, 2019, approximately $1.5 million was outstanding under the Vision Bank loan.

First Oklahoma Bank Mortgage Loan. In December 2017, the Predecessor entered into a mortgage loan payable with First Oklahoma Bank in the original amount of $404,000 requiring monthly payments of principal and interest of $2,570 based on a 20-year amortization schedule, and interest at 4.5% per annum through December 31, 2022, after which the interest rate will reset to a variable rate equal to the Wall Street Journal prime rate, plus 0.25%. The mortgage loan matures on December 13, 2037, at which time all accrued interest and unpaid principal are due. This mortgage loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. As of September 30, 2019, approximately $0.4 million was outstanding under the First Oklahoma Bank mortgage loan.

Vision Bank – 2018. In January 2018, the Predecessor entered into a mortgage loan with Vision Bank in the principal amount of $960,000 requiring monthly payments of principal and interest of $6,374 based on a 20-year amortization schedule, and interest at 5.0% per annum through January 31, 2023, after which the interest rate will reset to a variable rate equal to the Wall Street Journal prime rate, plus 0.5%. The mortgage loan matures on January 31, 2038, at which time all accrued interest and unpaid principal are due. This mortgage loan is collateralized by a first mortgage lien on one property and a personal guaranty of payment by Mr. Spodek. As of September 30, 2019, approximately $0.9 million was outstanding under the Vision Bank – 2018 loan.

Seller Financing. In July 2019, the Company entered into a purchase money mortgage with the seller of the property in the principal amount of $445,000 requiring five annual payments of principal and interest of $105,661 with the first payable on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025. This purchase money note is collateralized by a purchase money mortgage of real estate. As of September 30, 2019, approximately $0.4 million was outstanding under seller financing.

None of the indebtedness that our Operating Partnership repaid upon completion of our IPO and the Formation Transactions had any prepayment penalties in connection with repayment prior to maturity.

Cash Flows

Comparison of the nine months ended September 30, 2019 and the nine months ended September 30, 2018

The Company had cash of $10,969,557 and $498,379 as of September 30, 2019 and September 30, 2018, respectively.

The Company’s net cash provided by operating activities decreased by $123,397, or 5.5%, to $2,100,898 for the nine months ended September 30, 2019 from $2,224,290 for the nine months ended September 30, 2018 due to lower net income on account of increased general and administrative expenses resulting from being a publicly traded company.

The Company’s net cash used in investing activities increased by $38,013,771, or 2,663.7%, to $39,440,887 for the nine months ended September 30, 2019 from $1,427,116 for the nine months ended September 30, 2018, primarily due to the acquisition of 81 post office properties in connection with the Formation Transactions and 18 properties in the quarter ended September 30, 2019.

The Company’s net cash provided by (used in) financing activities increased by $48,525,598, or 10,374.8%, to $48,057,871 for the nine months ended September 30, 2019 from $(467,727) for the nine months ended September 30, 2018, primarily due to the net proceeds from the IPO and borrowings under our Facility offset by the repayment of debt in connection with the IPO.

Acquisition Pipeline

As of November 11, 2019, the Company entered into definitive agreements to acquire 98 properties leased to the USPS for approximately $27.6 million, which includes $14.0 million in OP Units valued at $17.00 per unit. The properties comprise square feet with an average rental rate of $8.93 per square foot. Formal due diligence has been completed and the transactions are expected to close by the end of the year, subject to the satisfaction of customary closing conditions.

We continue to identify, and are in various stages of reviewing, additional postal properties for acquisition and believe there are strong opportunities to continue growing our pipeline.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Recent Developments

On October 30, 2019, the Company borrowed an additional $20 million under the Facility.

On November 5, 2019, the board of directors of the Company approved and the Company declared a cash dividend of $0.14 per share and common unit for the quarter ended September 30, 2019. The dividend will be paid on December 2, 2019 to stockholders and common unitholders of record as of the close of business on November 15, 2019 consisting of $0.7 million in dividends to stockholders and $0.2 million to common unitholders.

In October and November 2019, the Company, through its Operating Partnership, acquired 77 properties leased to the USPS located in various states for approximately $17.3 million. The properties comprise approximately 172,000 square feet with an average rental rate of $9.58 per square foot.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description
10.1+*	Agreement of Purchase and Sale by and among Postal Realty LP and Hugh B. Barwick, Jr., Gary L. Poelstra and Nancy B. Ordway, dated July 16, 2019
10.2+*	Agreement of Purchase and Sale by and among Postal Realty LP and Hugh B. Barwick, Jr., Benjamin C. Barwick and Gary L. Poelstra, dated July 16, 2019
10.3+*	Agreement of Purchase and Sale by and between Postal Realty LP and Coharie, Incorporated dated July 16, 2019
10.4+*	Agreement of Purchase and Sale by and between Postal Realty LP and HB Barwick, Inc. dated July 16, 2019
10.5+*	Agreement of Purchase and Sale by and among Postal Realty LP and Hugh B. Barwick, Jr. dated July 16, 2019
31.1*	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of President, Treasurer and Secretary furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of President, Treasurer and Secretary furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.

+	Certain portions of this Exhibit have been redacted to preserve confidentiality. The registrant hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: November 12, 2019	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Jeremy Garber
Jeremy Garber
President, Treasurer and Secretary
(Principal Financial Officer)