Form 10-K
period 2019-12-31
Postal Realty Trust, Inc.
filed 2020-03-27
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file no: 001-38903

POSTAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	83-2586114
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

75 Columbia Avenue

Cedarhurst, NY 11516

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (516) 295-7820

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	PSTL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $70.9 million, based on the closing sales price of $15.75 per share as reported on the New York Stock Exchange.

As of March 25, 2020, the registrant had 5,392,906 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Certain Relationships and Related Person Transactions,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.

In addition, important factors that could cause actual results to differ materially from such forward-looking statements include the risk factors in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties arise from time to time, and we cannot predict those events or how they might affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K, except as required by applicable law. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

When we use the terms “we,” “us,” “our,” the “Company,” “Postal” and “our company” in this Annual Report on Form 10-K, we are referring to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership of which we are the sole general partner and to which we refer to as “our Operating Partnership.”

All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

●	change in the status of the USPS as an independent agency of the executive branch of the U.S. federal government;

●	change in the demand for postal services delivered by the USPS;

●	the solvency and financial health of the USPS;

●	defaults on, early terminations of or non-renewal of leases by the USPS;

●	the competitive market in which we operate;

●	changes in the availability of acquisition opportunities;

●	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

●	our failure to successfully operate developed and acquired properties;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	change in our business, financing or investment strategy or the markets in which we operate;

●	fluctuations in mortgage rates and increased operating costs;

●	changes in the method pursuant to which reference rates are determined and the phasing out of LIBOR after 2021;

●	general economic conditions;

●	financial market fluctuations;

●	our failure to generate sufficient cash flows to service our outstanding indebtedness;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	failure to hedge effectively against interest rate changes;

●	our reliance on key personnel whose continued service is not guaranteed;

●	the outcome of claims and litigation involving or affecting us;

●	changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of real estate investment trusts (“REITs”) in general;

●	operations through joint ventures and reliance on or disputes with co-venturers;

●	cybersecurity threats;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;

●	lack or insufficient amounts of insurance;

●	limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify or maintain such status;

●	public health threats such as COVID-19; and

●	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

ii

PART I

ITEM 1. BUSINESS

Overview

We are an internally managed real estate corporation that owns properties leased to the United States Postal Service (“USPS”). As of December 31, 2019, we owned a portfolio of 466 postal properties located in 44 states comprising approximately 1.4 million net leasable interior square feet, all of which is leased to the USPS other than a de-minimis non-postal tenant that shares space in a building leased to the USPS. We believe that we are one of the largest owners and manager, measured by net leasable square footage, of properties that are leased to the USPS. The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities and routine maintenance and reimburses the landlord for property taxes, while the landlord is responsible for insurance, roof and structure. We believe this structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow.

Our leadership team, led by our chief executive officer, Andrew Spodek, has extensive experience in the acquisition and management of properties leased to the USPS. Mr. Spodek has been active in the acquisition and management of USPS-leased properties for over 20 years. Jeremy Garber, our president, treasurer and secretary, has significant experience in the real estate and finance industries, including the property management of properties leased to the USPS. In addition to our executive management team, our Board of Directors has extensive experience in real estate and finance and with the USPS. Our Board of Directors is led by our Chairman, Patrick Donahoe, who completed his 39-year career with the USPS by serving as the 73rd Postmaster General of the United States from 2010 until his retirement in 2015.

Organization

The Company was organized in the state of Maryland on November 19, 2018 and commenced operations upon completion of our initial public offering (“IPO”) on May 17, 2019 and the related formation transactions (the “Formation Transactions”). We will elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our short tax year ended December 31, 2019, upon the filing of our tax returns for such year. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. Upon completion of our IPO and the Formation Transactions, we owned and managed a portfolio of 271 postal properties located in 41 states, comprising 871,843 net leasable interior square feet and through our taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), we provide fee-based third party property management services for an additional 403 postal properties currently leased to the USPS and owned by family members of Mr. Spodek and their partners. We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of December 31, 2019, we owned approximately 70.0% of the outstanding common units of limited partnership interest in our Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”) including long term incentive units of our Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units). Our Board oversees our business and affairs.

We closed our IPO on May 17, 2019, pursuant to which we sold 4,500,000 shares of our Class A common stock, par value $0.01 per share (our “Class A common stock”), at a public offering price of $17.00 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million of other expenses relating to our IPO.

Our Class A common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PSTL” on May 15, 2019. In connection with the IPO and the Formation Transactions, we issued 1,333,112 OP Units, 637,058 shares of Class A common stock and 27,206 shares of our Class B common stock, par value $0.01 per share (our “Class B common stock” or “Voting Equivalency stock”), to Mr. Spodek and affiliates in exchange for certain properties and interests.

2019 Highlights

●	We completed our IPO on May 17, 2019 and raised $76.5 million in gross proceeds.

●	From the date we completed our IPO to the end of 2019, we acquired approximately $57.5 million of postal properties leased to the USPS, which is comprised of approximately 560,000 net leasable interior square feet.

●	We declared and paid an aggregate of $0.203 of dividends per share to our Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders.

●	We entered into a credit agreement (the “Credit Agreement”) providing for a senior revolving credit facility (the “Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and a four-year term through September 2023. The Credit Agreement provides an accordion feature permitting expansion of the Credit Facility to $200.0 million, subject to customary conditions. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the exercise of a portion of the accordion feature in January 2020.

Tenant Concentration

We acquire and manage postal properties and report our business as a single reportable segment. As of December 31, 2019, all of our properties were leased to a single tenant, the USPS other than a de-minimis non-postal tenant that shares space in a building leased to the USPS. See the discussions under Item 1A, “Risk Factors” under the caption “Risks Related to the USPS.”

Geographic Concentration

For the year ended December 31, 2019, we owned a portfolio of 466 postal properties located in 44 states. As a percentage of our total rental revenues of $8.9 million, we had notable concentrations in the following states: Texas (10.5%), Pennsylvania (10.3%) and Massachusetts (9.7%). Such geographical concentrations could expose the Company to certain downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material changes in the current payments programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Competition

We compete with other property owners in our markets that seek to acquire postal properties.

We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate gives us a competitive advantage when seeking acquisitions. However, some of our competitors may have greater resources than we do or may have a more flexible capital structure when seeking to finance acquisitions. We believe that our intensive management services are attractive to the USPS and serve as a competitive advantage.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, as a current or former owner of real property, we may be liable for costs of the removal or remediation of certain hazardous substances, waste, or petroleum products at, on, in, under the properties that we own, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to fault including whether the owner or operator knew of, or were responsible for, the presence or release of such materials. Some of our properties may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes.

Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of our properties, which could materially and adversely affect us. We maintain an insurance policy for environmental liabilities at all of our properties. However, any potential or existing environmental contamination liabilities may be in excess of the coverage limits of, or not covered by, such insurance policy. As a result, we may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

In addition, some of our buildings may contain lead-based paint or asbestos containing materials or may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to lead, asbestos, or airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of lead, asbestos, mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of lead, asbestos, mold or other airborne contaminants could expose us to liability from our sole tenant, employees of our sole tenant or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Employees

As of December 31, 2019, we had 21 full-time employees and no part time employees. We believe that our relations with our employees are satisfactory.

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.postalrealty.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, and Corporate Governance Committees of our Board of Directors are also available on our website at https://investor.postalrealtytrust.com/govdocs, and are available in print to any stockholder upon written request to Postal Realty Trust, Inc. c/o Investor Relations, 75 Columbia Avenue, Cedarhurst, New York 11516. Our telephone number is (516) 295-7820. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock, as further described in each risk factor below. In addition to the information set forth in this Annual Report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. Those risk factors could materially affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included in the beginning of “Part I” in this Annual Report on Form 10-K.

Risks Related to the USPS

The USPS is an independent agency of the executive branch of the U.S. federal government and any change to the USPS’s mission or purpose could have a material adverse effect on our business, financial condition and results of operations.

A change in the structure, mission, or leasing requirements of the USPS, a significant reduction in the USPS’s workforce, a relocation of personnel resources, other internal reorganization or a change in the post offices occupying our properties, would affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations. In addition, any change in the federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization of all or a portion of the USPS business operations, as has been proposed by the Trump administration, may have a material adverse effect on our business.

Our business is substantially dependent on the demand for post office space.

Any significant decrease in the demand for post office space could have an adverse effect on our business. The number of retail post office locations nationwide has decreased by approximately 1,000 post offices since 2010. Further reductions in the number of post office properties could result in entering into leases with the USPS in the future on less favorable terms than current leases, the failure of the USPS to renew leases for our properties and the reduction of the number of acquisition opportunities available to us. The level of demand for post office properties may be impacted by a variety of factors outside of our control, including changes in U.S. federal government and USPS policies or funding, changes in population density, the health and sustainability of local, regional and national economies, and the demand and use of the USPS. Moreover, technological innovations, such as autonomous delivery devices, may decrease the need for hand delivery or in-person pick up, thereby decreasing the demand for retail post offices. Recently, package delivery service providers, such as FedEx, have announced plans to implement autonomous delivery devices to assist retail companies with same-day and last-mile deliveries. The development, implementation and broad adoption of these devices may decrease the demand for postal services.

The USPS is facing legislative constraints that are hindering the USPS’s ability to maintain adequate liquidity to sustain its current operations. If the USPS’s revenues decrease due to reduced demand for postal services, then the USPS may reduce its number of post office locations.

The USPS’s inability to meet its financial obligations may render it insolvent or increase the likelihood of Congressional or regulatory reform of the USPS, which may have a material adverse effect on our business and operations.

As of December 31, 2019, the USPS had total assets of approximately $29.2 billion and total liabilities of approximately $101.5 billion. A significant portion of the USPS’s liabilities consist of unfunded fixed benefits, such as pensions and healthcare, to retired USPS workers. Although Congress regularly debates the future of the USPS, the USPS is unlikely to be able to retire its existing liabilities without regulatory or Congressional relief. If the USPS were unable to meet its financial obligations, many of our leases may be vacated by the USPS, which would have a material adverse effect on our business and operations. Any Congressional or regulatory action that decreases demand by the USPS for leased postal properties would also have a material adverse effect on our business and operations. We cannot predict whether any currently contemplated reforms will ultimately take effect and, if so, how such reforms would specifically affect us.

If the USPS is unable to extend its Note Purchase Agreement (as amended, the “NPA”) with the Federal Financing Bank (the “FFB”), the USPS may not be able to refinance debt with the FFB in the future at comparable terms to those currently available.

On April 1, 1999, the USPS entered into a Note Purchase Agreement with the FFB for the purpose of obtaining debt financing. Under the NPA, FFB is required to purchase notes from the USPS meeting specified conditions, up to the established maximum amounts, within five business days of delivery. The amount that the USPS borrows under the NPA varies from year to year depending upon the needs of the organization. All of the USPS’s outstanding debt as of December 31, 2019 was obtained through the NPA. The most recent extension to the NPA expired on August 31, 2019. If the USPS cannot reach acceptable terms with FFB on an extension of the NPA, the USPS would need to seek debt financing through other means, either through individual agreements with FFB (on terms that may differ from those set forth in the NPA) or from other sources. There can be no assurance that the USPS will be able to extend the term of the NPA or obtain alternative debt financing on the terms or timing that it expects, if at all.

The USPS has a substantial amount of indebtedness.

As of December 31, 2019, the USPS reported outstanding debt obligations to the FFB of $11.0 billion. As of September 30, 2019, the USPS had a total underfunded Postal Service Retiree Health Benefit Fund (“PSRHBF”) liability of $69.4 billion as reported by the United States Office of Personnel Management (“OPM”), which the USPS is required to fund in future periods. As of December 31, 2019, the USPS reported $48.4 billion as current liabilities due and payable to the PSRHBF for invoiced but unpaid contributions. As of September 30, 2019, the USPS estimated underfunded retirement benefits amortization to the Civil Service Retirement System (“CSRS”) and Federal Employees Retirement System (“FERS”) funds of $29.0 billion and $20.9 billion, respectively, as reported by OPM, which the USPS is required to fund in future periods. Of these amounts, the USPS has unpaid obligations due to OPM that total nearly $4.8 billion for CSRS amortization payments and $3.4 billion for FERS amortization payments, which the USPS reported as current liabilities. The USPS’s significant indebtedness and unpaid retirement and retiree health obligations could require the USPS to dedicate a substantial portion of its future cash flow from operations to payments on debt and retirement and retiree healthcare obligations, thus reducing the availability of cash flow to fund operating expenses, including lease payments, working capital, capital expenditures and other business activities.

The USPS is subject to congressional oversight and regulation by the PRC and other government agencies.

The USPS has a wide variety of stakeholders whose interests and needs are sometimes in conflict. The USPS operates as an independent establishment of the executive branch of the U.S. government and, as a result, is subject to a variety of regulations and other limitations applicable to federal agencies. The ability of the USPS to raise rates for its products and services is subject to the regulatory oversight and approval of the PRC. Limitations on the USPS’s ability to take action could adversely affect its operating and financial results, and as a result, reduce demand for leasing post office properties.

The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.

Failure of the USPS to compete effectively and operate efficiently, grow marketing mail and package delivery services, and increase revenue and contribution from other sources, will adversely impact the USPS’s financial condition and this adverse impact will become more substantial over time. The USPS’s marketplace competitors include both local and national providers of package delivery services. The USPS’s competitors have different cost structures and fewer regulatory restrictions and are able to offer differing services and pricing, which may hinder the USPS’s ability to remain competitive in these service areas. In addition, most of the USPS’s competitors have access to capital markets, which allows them greater flexibility in the financing and expansion of their business. Customer usage of postal services continues to shift to substitute products and digital communication. The use of e-mail and other forms of electronic communication have reduced first class mail volume, as have electronic billing and payment. Marketing mail has recently experienced declines due to mailers’ growing use of digital advertising including digital mobile advertising. The volume of the USPS’s periodicals service continues to decline as consumers increasingly use electronic media for news and information. The growth in the USPS’s competitive service volumes over the past five years is largely attributable to the USPS’s three largest customers, UPS, FedEx and Amazon. Each of these customers is building delivery capability that could enable it to divert volume away from the USPS over time. If these customers divert significant volume away from the USPS, the growth in the USPS’s competitive service volumes may not continue, and there may be reduced demand for leasing postal properties by the USPS.

The USPS’s need to streamline its operations in response to declining mail volume may result in significant costs.

The USPS has considered and is considering on an ongoing basis whether to reduce its workforce and physical infrastructure to a level commensurate with declining mail volume. The USPS’s ongoing reviews of cost-savings opportunities may identify opportunities that impact mail processing operations or affect lobby hours of retail units, post offices or other facilities. Future changes in the USPS’s business strategy, operations, legislation, government regulations or economic or market conditions may result in reduced demand for leasing post offices by the USPS.

The inability of the Board of Governors of the USPS to form a quorum as due to an insufficient number of confirmed sitting Governors could adversely affect the ability of the USPS to increase postal rates, and as a result, adversely affect the USPS’s results of operations and diminish demand for the leasing of postal properties.

The Board of Governors of the USPS normally consists of nine Governors appointed by the President of the United States with the advice and consent of the Senate. The nine Governors select the Postmaster General, who becomes a member of the Board, and those ten individuals select the Deputy Postmaster General, who also serves on the Board of Governors. The Postmaster General serves at the pleasure of the Governors for an indefinite term and the Deputy Postmaster General serves at the pleasure of the Governors and the Postmaster General. The Board of Governors is required to have a quorum of six members to exercise certain powers. In the event the Board of Governors is unable to form a quorum due to an insufficient number of confirmed sitting Governors ,the USPS’s operations, including the ability of the USPS to increase postal rates and diminish demand for the leasing of postal properties, could be adversely affected.

The USPS’s potential insolvency, inability to pay rent or bankruptcy would have a material adverse effect on us, including on our financial condition, results of operations, cash flow, cash available for distribution, and our ability to service our debt obligations and could result in our inability to continue as a going concern.

Default by the USPS is likely to cause significant or complete reduction in the operating cash flow generated by our properties. There can be no assurance that the USPS will be able to avoid insolvency, make timely rental payments or avoid defaulting under its leases. If the USPS defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from the USPS, the inability of the USPS to make its lease payments could adversely affect us and our ability to make distributions to you.

Although we do not believe that bankruptcy protection under the United States bankruptcy code is available to the USPS, the law is unclear. If the USPS were to file for bankruptcy, we would become a creditor, but we may not be able to collect all or any of the pre-bankruptcy amounts owed to owe us by the USPS. In addition, if the USPS were to file for bankruptcy protection, it potentially could terminate its leases with us under federal law, in which event we would have a general unsecured claim against the USPS that would likely be worth less than the full amount owed to us for the remainder of the lease term. This would have a severe adverse effect on our business, financial condition and results of operations.

Because the USPS is an independent agency of the U.S. federal government, our properties may have a higher risk of terrorist attack than similar properties leased to non-governmental tenants.

Terrorist attacks may materially adversely affect our operations, as well as directly or indirectly damage our assets, both physically and financially. Because the USPS is, and is expected to continue to be, an independent agency of the U.S. federal government, our properties are presumed to have a higher risk of terrorist attack than similar properties that are leased to non-governmental affiliated tenants. Terrorist attacks, to the extent that these properties are uninsured or underinsured, could have a material adverse effect on our business, financial condition and results of operations.

Public health threats such as COVID-19 could have a material adverse effect on the demand for post office properties and USPS operations.

The ongoing COVID-19 pandemic has resulted in a reduction in foot traffic in many public places, including post office properties. A continued reduction in the use of in-person services at post office properties may reduce the demand for post office properties by the USPS and our results of operations could decline as a result. In addition, the USPS is dependent on the efforts of its employees, many of whom come into contact with a large number of individuals on a daily basis. If USPS employees are unwilling or unable to report to work regularly because of the COVID-19 pandemic or USPS services are otherwise diminished as a result of governmental response to the pandemic, the demand for USPS services or the reputation of the USPS may suffer, leading to a reduced need for post office properties and adversely affecting our business and results of operations.

Risks Related to Our Business and Operations

We may be unable to identify and complete acquisitions of properties that meet our investment criteria, which may materially adversely affect our financial condition, results of operations, cash flow and growth prospects.

Our business and growth strategy involves the selective acquisition of post office properties. We may expend significant management time and other resources, including out-of-pocket costs, in pursuing these investment opportunities. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including those that we are subsequently unable to complete;

●	agreements for the acquisition of properties are subject to conditions, which we may be unable to satisfy; and

●	we may be unable to obtain financing on favorable terms or at all.

If we are unable to identify attractive investment opportunities, our financial condition, results of operations, cash flow and growth prospects could be materially adversely affected.

We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.

A significant portion of our business plan is to acquire additional properties that are leased to the USPS. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to a variety of tenants or that are not leased when they are acquired. In addition, the current ownership of properties leased to the USPS is highly fragmented with the overwhelming majority of owners holding a single property. As a result, we may need to expend resources to complete our due diligence and underwriting process on many individual properties, thereby increasing our acquisition costs and possibly reducing the amount that we are able to pay for a particular property. Accordingly, our plan to grow our business largely by acquiring additional properties that are leased to the USPS and managing properties leased to the USPS by third parties may not succeed.

There are a limited number of post office properties and competition to buy these properties may be significant.

We plan to acquire properties which are leased to the USPS whenever we are able to identify attractive opportunities and have sufficient available financing to complete such acquisitions. We may face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

●	we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including private investment funds and others; and

●	competition from other real estate investors may significantly increase the purchase price we must pay to acquire properties.

In addition, because of our public profile as the only publicly traded REIT dedicated to USPS properties, our IPO and operations may generate new interest in USPS-leased properties from other REITs, real estate companies and other investors with more resources than we have that did not previously focus on investment opportunities with USPS-leased properties.

We currently have a concentration of post office properties in Pennsylvania, Oklahoma, Texas, Illinois, North Carolina and Missouri and are exposed to changes in market conditions in these states.

Our business may be adversely affected by local economic conditions in the areas in which we operate, particularly in Pennsylvania, Oklahoma, Texas, Illinois, North Carolina and Missouri, where many of our post office properties are concentrated. Factors that may affect our occupancy levels, our rental revenues, our funds from operations or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions;

●	possible reduction of the USPS workforce; and

●	economic conditions that could cause an increase in our operating expenses, insurance and routine maintenance.

We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire, which could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Although 100% of our properties were leased to the USPS, other than a de-minimis non-postal tenant that shares space in a building leased to the USPS as of December 31, 2019, we cannot assure you that leases will be renewed or that vacated properties will be sold on favorable terms, or at all. If rental rates for our properties decrease, our existing tenant does not renew their leases or we do not sell vacated properties on favorable terms, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

We may be required to make rent or other concessions to improve our properties in order to retain the USPS, which may materially adversely affect us.

Upon expiration of our leases to the USPS we may be required to make rent or other concessions, which would increase our costs. If we are unwilling or unable to make rent or other concessions and/or expenditures, this could result in non-renewals to the USPS upon expiration of its leases, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Property vacancies could result in significant capital expenditures and illiquidity.

The loss of a tenant through lease expiration may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. All of the properties we acquire are specifically suited to the particular business of the USPS and, as a result, if the USPS does not renew its lease, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the USPS. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, which may materially and adversely affect us.

As of December 31, 2019, 20 of our leases were either in holdover status or expired on December 31, 2019, and if we are unable to renew these leases on equivalent terms, we might experience lower rental revenue, net operating income, cash flows and funds available for distributions.

As of December 31, 2019, 20 of our leases were either in holdover status or expired on December 31, 2019. See “Item 2. Properties— Lease Expiration Schedule”. As of March 25, 2020, 32 leases were in holdover status representing $1.1 million of annual rental revenue for the year ended December 31, 2019. We might not be successful in renewing the leases that are in holdover status or that are expiring in 2020, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will likely experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Our use of OP Units as consideration to acquire properties could result in stockholder dilution and/or limit our ability to sell such properties, which could have a material adverse effect on us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.

Illiquidity of post office properties could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our ability to promptly sell one or more post office properties in our portfolio in response to changing economic, financial and investment conditions may be limited. Certain types of real estate and in particular, post offices, may have limited alternative uses and thus are relatively illiquid. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more post office properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Our business is subject to risks associated with real estate assets and the real estate industry, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include the risks set forth here under “—Risks Related to Our Business and Operations,” as well as the following:

●	adverse changes in financial conditions of buyers, sellers and tenants of properties;

●	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

●	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

●	civil unrest, acts of war, terrorist attacks, pandemics or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19) and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;

●	decreases in the underlying value of our real estate; and

●	changing market demographics.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to service our debt obligations.

The failure of properties acquired in the future to meet our financial expectations could have a material adverse effect on us, including our financial condition, results of operations, cash flow, the per share trading price of our Class A common stock and our growth prospects.

Our future acquisitions and our ability to successfully operate these properties may be exposed to the following significant risks, among others:

●	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

●	our cash flow may be insufficient to enable us to pay the required principal and interest payments on the debt secured by the property;

●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

●	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

●	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our growth prospects could be materially adversely affected.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as insurance, loan payments and maintenance, generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues to decrease, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our real estate taxes for properties where we are not reimbursed could increase due to property tax rate changes or reassessment, which could impact our cash flows our financial condition, results of operations, cash flows, per share market price of our Class A common stock and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Even though we intend to qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share trading price of our Class A common stock and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Increases in mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, growth prospects and our ability to make distributions to stockholders.

If mortgage debt is unavailable to us at reasonable rates or at all, we may not be able to finance the purchase of additional properties or refinance existing debt when it becomes due. If interest rates are higher when we refinance our properties, our income and cash flow could be reduced, which would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance our debt when it becomes due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger an obligation to indemnify the protected parties under the tax protection agreements.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreements with respect to the sales of certain properties.

Our future debt arrangements may involve balloon payment obligations, which may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

Our future debt arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. In addition, balloon payments and payments of principal and interest on our indebtedness may leave us with insufficient cash to pay the distributions that we are required to pay to qualify and maintain our qualification as a REIT.

Changes in the method pursuant to which the reference rates are determined and the phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the. initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, such as the dislocations in the credit markets and general global economic downturn during the recent recessionary period. These conditions, or similar conditions in the future, may materially adversely affect us as a result of the following potential consequences, among others:

●	decreased demand for post office space, which would cause market rental rates and property values to be negatively impacted;

●	reduced values of our properties may limit our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

●	our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future debt service expense; and

●	lenders’ refusals to fund their financing commitment on favorable terms, or at all.

Covenants in our debt agreements could adversely affect our financial condition.

Our Credit Agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain certain ratios, including a maximum of total indebtedness to total asset value, a maximum of secured indebtedness to total asset value, a minimum of quarterly adjusted EBITDA to fixed charges, a minimum net operating income from unencumbered properties to unsecured interest expense and a maximum of unsecured indebtedness to unencumbered asset value. Our ability to borrow under our Credit Agreement is subject to compliance with our financial and other covenants.

Failure to comply with any of the covenants under our Credit Agreement or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under a secured debt instrument that could exceed a cross-default threshold under our Credit Agreement, causing an event of default under the Credit Agreement. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the property securing the defaulted loan.

Alternatively, even if a secured debt instrument is below the cross-default threshold for non-recourse secured debt under our Credit Agreement a default under such secured debt instrument may still cause a cross default under our Credit Agreement because such secured debt instrument may not qualify as “non-recourse” under the definition in our Credit Agreement. Another possible cross default could occur between our Credit Agreement and any senior unsecured notes that we issue. Any of the foregoing default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Subject to qualifying and maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception of our company in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Spodek and Garber who have extensive market knowledge and relationships and exercise substantial influence over our operational and financing activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, the USPS and owners of postal properties. If we lose their services, such relationships could diminish or be adversely affected. Our employment agreements with Messrs. Spodek and Garber do not guarantee their continued employment with us.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us and negotiating. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could materially adversely affect our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.

We may be subject to on-going or future litigation, including existing claims relating to the entities that owned the properties previously and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.

We may be subject to litigation, including existing claims relating to the entities that owned the properties previously and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

In the past, the Predecessor had, and in the future, we may, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in and managing the affairs of a property, partnership, joint venture or other entity. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. We may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to maintain our qualification as a REIT or our exclusion or exemption from registration under the Investment Company Act, even if we do not control the joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

We face cybersecurity risks and risks associated with security breaches which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We face cybersecurity risks and risks associated with security breaches or disruptions, such as through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, we rely on third-party service providers in our conduct of day-to-day property management, leasing and other activities at our properties and we can provide no assurance that the networks and systems that our third-party vendors have established or used will be effective.

In the normal course of business, we and our service providers (including service providers engaged in providing property management, leasing, accounting and/or payroll services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging with the potential for disruption in our operations, material harm to our financial condition, cash flows and the market price of our common shares, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.

Competition for skilled personnel could increase our labor costs.

We compete intensely with various other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel in order to successfully manage the day-to-day operations of our company. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge the USPS. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.

In order to qualify and maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

●	general market conditions;

●	the market’s perception of our growth potential;

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow and cash distributions; and

●	the market price per share of our Class A common stock.

Historically, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.

We could incur significant costs and liabilities related to environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner of real property, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for any alleged harm to human health, property or natural resources. Such laws often impose strict liability without regard to fault, including whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required investigation, remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. See “Business and Properties—Regulation—Environmental Matters.”

Some of our properties may have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials, such as asbestos or lead, or other adverse conditions, such as poor indoor air quality, in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance and could be required to abate, remove or otherwise address the hazardous material to achieve compliance with applicable environmental laws and regulations. Also, we could be liable to third parties, such as occupants or employees of the buildings, for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. If we incur material environmental liabilities in the future, we may find it difficult to sell or lease any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from the USPS, employees of the USPS or others if property damage or personal injury is alleged to have occurred.

We are subject to risks from natural disasters such as earthquakes and severe weather.

Natural disasters and severe weather such as flooding, earthquakes, tornadoes or hurricanes may result in significant damage to our properties. Many of our properties are located in states like Oklahoma, Texas, Missouri, and Louisiana that historically have experienced heightened risk for natural disasters like tornados and hurricanes. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

We also are exposed to risks associated with inclement winter weather, particularly in the Northeast, Mid-Atlantic and Mid-West, including increased costs for the removal of snow and ice. Inclement weather also could increase the need for maintenance and repair of our communities.

We face possible risks associated with the physical effects of climate change.

To the extent that climate change does occur, its physical effects could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or related costs at our properties. Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.

Our properties may be subject to impairment charges.

On a quarterly basis, we will assess whether there are any indicators that the value of our properties may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we will consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis will consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We will be required to make subjective assessments as to whether there are impairments in the value of our properties. These assessments may be influenced by factors beyond our control, such as early vacating by a tenant or damage to properties due to earthquakes, tornadoes, hurricanes and other natural disasters, fire, civil unrest, terrorist acts or acts of war. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take impairment charges in the future related to the impairment of our properties. Any such impairment could have a material adverse effect on our business, financial condition and results of operations in the period in which the charge is taken.

Our title insurance policies may not cover all title defects.

Our properties are insured by title policies. We have not, however, obtained new owner’s title insurance policies in connection with the acquisition of our initial properties in the formation transactions and certain acquisitions subsequent to the formation transactions. In some instances, these insurance policies are effective as of the time of the acquisition or later refinancing. As such, it is possible that there may be title defects that have arisen since such acquisition or refinancing for which we will have no title insurance coverage. If there were a material title defect related to any of our properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

Properties are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to developing or acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future development, acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief.

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988, or FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines or the award of damages to private litigants or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations and cash flow.

Risks Related to Our Organizational Structure

Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and will have the ability to exercise significant influence on our company and our operating partnership, including the approval of significant corporate transactions.

Mr. Spodek and his affiliates held approximately 30.1% of the combined voting power of our outstanding shares of common stock as of December 31, 2019. Pursuant to his ownership of Class A common stock and Voting Equivalency stock, Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company. Mr. Spodek owns a significant interest in our operating partnership as a limited partner and may have conflicts of interest in making decisions that affect both our stockholders and the limited partners of our operating partnership.

The partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our operating partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our board of directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of the operating partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our operating partnership, owe to the operating partnership and its partners.

Additionally, the partnership agreement provides that we will not be liable to the operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action.

Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests.

Our charter contains certain ownership limits with respect to our stock. Our charter, among other restrictions, prohibits, subject to certain exceptions, the beneficial or constructive ownership by any person of more than 8.5% in value or number of shares, whichever is more restrictive, of the aggregate outstanding shares of our common stock or more than 8.5% of the outstanding shares of any class or series of our preferred stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied. This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:

●	discourage a tender offer, proxy contest, or other transactions or a change in management or of control that might result in a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests; and

●	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue; provided that our board may not increase the number of shares of Voting Equivalency stock that we have authority to issue or reclassify any shares of our capital stock as Voting Equivalency stock without the approval of the holders of a majority of the outstanding shares of Class A common stock. In addition, under our charter, our board of directors, without stockholder approval, has the power to authorize us to issue authorized but unissued shares of our Class A common stock or preferred stock and to classify or reclassify any unissued shares of our Class A common stock or preferred stock into one or more classes or series of stock and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our Class A common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of Maryland General Corporation Law, or MGCL, could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our Class A common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and/or supermajority stockholder voting requirements on these combinations; and

●	“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provide that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our Class A common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws generally provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or in certain circumstances, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state and we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

●	redemption rights;

●	a requirement that we may not be removed as the general partner of our operating partnership without our consent;

●	transfer restrictions on OP Units;

●	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; and

●	the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

As of December 31, 2019, Mr. Spodek and his affiliates owned approximately 19.1% of the outstanding OP Units including long-term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units) and approximately 12.1% of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 27.8% beneficial economic interest in our company on a fully diluted basis.

Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with contributions of properties to our Operating Partnership, our Operating Partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business or provide certain or our contributors the opportunity to guarantee debt or enter into a deficit restoration obligations upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the tenth anniversary of the completion of the formation transactions. If we fail to make such opportunities available, we will be required to deliver to each such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. Nevertheless, we have entered and may in the future enter into tax protection agreements to assist contributors of properties to our Operating Partnership in deferring the recognition of taxable gain as a result of and after any such contribution.

Our board of directors may change our strategies, policies and procedures without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations, will be determined exclusively by our board of directors, and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations and cash flow.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter requires us to indemnify, and advance expenses to, each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. We have entered into indemnification agreements with each of our executive officers and directors whereby we will indemnify our directors and executive officers to the fullest extent permitted by Maryland law against all expenses and liabilities incurred in their capacity as an officer and/or director, subject to limited exceptions. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter or that might exist with other companies.

We are a holding company with no direct operations and, as such, we rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on cash distributions from our operating partnership to pay any dividends we declare on shares of our Class A common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our operating partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and could have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2019, approximately 30.0% of the outstanding OP Units (including the LTIP Units) of our operating partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units, do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We will elect to be taxed as a REIT under Sections 856-860 of the Code upon the filing of our tax return for the short taxable year ended December 31, 2019. Commencing with such taxable year, we were organized and operated in such a manner as to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we expect to continue to be so organized and operated. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. No assurances can be given that our actual results of operations for any particular taxable year will satisfy such requirements. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.

If we fail to maintain our qualification as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

●	we could be subject to increased state and local taxes; and

●	unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our Class A common stock.

Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property that we hold primarily for sale to customers in the ordinary course of business. In addition, our taxable REIT subsidiaries (“TRSs”) are subject to tax as regular corporations in the jurisdictions in which they operate.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, under new partnership audit procedures applicable beginning in 2018, our operating partnership and any other partnership that we may own in the future may be liable at the entity level for any tax assessed under those procedures. Also, our TRS will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to federal corporate income tax.

We operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRS, which would be subject to federal and state income taxation.

We could be affected by tax liabilities or earnings and profits of our Predecessor.

A portion of our Predecessor that was taxable as a C corporation merged into us as a part of formation transactions. As a result of the merger, any unpaid tax liabilities of such taxable C corporation were transferred to us. Under an indemnification agreement, Mr. Spodek and his affiliates are required to make a payment to us in the event that there is a final determination of any such tax liabilities. If Mr. Spodek and his affiliates do not make such payment, we would be responsible for paying such tax liabilities, which would decrease cash available for distributions to stockholders.

There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to UPH.

Because a portion of our predecessor, United Postal Holdings, Inc.(“UPH”) was a C corporation, to qualify as a REIT, we were required to distribute to our shareholders prior to the end of the taxable year ended December 31, 2019 all of UPH’s accumulated earnings and profits attributable taxable years prior to the formation transactions. Based on an earnings and profits study we obtained from an accounting firm, we do not believe that we had any accumulated earnings and profits attributable to UPH. While we believe that we satisfied the requirements relating to the distribution of UPH’s earnings and profits, the determination of the amount of accumulated earnings and profits attributable to UPH is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to UPH, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing UPH’s tax years through the effective date of the merger with us, successfully assert that our taxable income should be increased, which could increase our earnings and profits attributable to UPH. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Internal Revenue Code.

A sale of assets acquired as part of the merger between us and UPH within five years after the merger would result in corporate income tax, which would reduce the cash available for distribution to our stockholders.

If we sell any asset that we acquired as part of the merger between us and UPH within five years after the merger and recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of:

●	the amount of gain that we recognize at the time of the sale; or

●	the amount of gain that we would have recognized if we had sold the asset at the time of the merger for its then fair market value.

This rule potentially could inhibit us from selling assets acquired as part of the merger within five years after the merger.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRS will be subject to applicable federal, foreign, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS will be less than 20% of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our Class A common stock.

The restrictions on ownership and transfer in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to maintain our qualification as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person, other than Mr. Spodek, from beneficially or constructively owning more than 8.5% in value or number of shares, whichever is more restrictive, of the aggregate outstanding shares of our common stock or more than 8.5% in value of the outstanding shares of any class or series of our preferred stock. Our charter permits Mr. Spodek to own up to 15.0% in value or number of shares, whichever is more restrictive, of our outstanding shares of common stock. Our board of directors may not grant an exemption from this restriction to any proposed transferee whose ownership would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum federal income tax rate of 29.6% on such income. Although the reduced federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Class A common stock. Tax rates could be changed in future legislation.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership generally will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities or dispose of assets at inopportune times and/or on unfavorable terms, which could materially adversely affect our financial condition, results of operations and cash flow.

In order to qualify as a REIT, we generally must distribute to our shareholders, on an annual basis, at least 90% of our “REIT taxable income,” determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at the regular corporate rate (currently 21%) to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% non-deductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to distribute our net income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% non-deductible excise tax.

In addition, from time to time our taxable income may exceed our net income as determined by GAAP. This may occur, for instance, because realized capital losses are deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur non-deductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% non-deductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to (i) use cash reserves, (ii) incur debt at rates or times that we regard as unfavorable, (iii) sell assets in adverse market conditions, (iv) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (v) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive our shares or (subject to a limit measured as a percentage of the total distribution) cash in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% non-deductible excise tax in that year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

Covenants in our agreements for our credit facilities or other borrowings may restrict our ability to pay distributions which could cause us to fail to qualify as a REIT.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Under agreements for our credit facilities or other borrowings, we may be subject to various financial covenants that may inhibit our ability to make distributions to our stockholders, which could restrict us from making sufficient distributions to maintain our REIT status.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could adversely affect us or our stockholders.

The federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which could result in statutory changes as well as frequent revisions to regulations and interpretations. Additional changes to the tax laws are likely to continue to occur. We and our stockholders could be adversely affected by any recent change in, or any new federal income tax law, regulation or administrative interpretation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we owned a portfolio of 466 postal properties located in 44 states comprising approximately 1.4 million net leasable interior square feet. All of our properties were leased to a single tenant, the USPS other than a de-minimis non-postal tenant that shares space in one of our buildings leased to the USPS. The following map shows our footprint of owned and managed properties as of December 31, 2019.

Explanatory Note:

(1)	We own one property in Galena, AK, which has been omitted from this map.

Information regarding our properties as of December 31, 2019 are included in “Item 15. “Exhibits, Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.

Scheduled Lease Expirations

As of December 31, 2019, the weighted average remaining years to maturity pursuant to the leases with the USPS was approximately 2.92 years, with expirations through 2029. The table below details scheduled lease expirations, as of December 31, 2019, for our properties for the periods indicated.

	Number of Leases	Total Lease Square Footage		Annualized Lease Revenue (1)
Year	Expiring	Amount	%	Amount	%
2020(2)	83	263,693	18.4%	$2,733,696	20.3%
2021	64	160,246	11.2%	1,335,260	9.9%
2022(3)	200	531,396	37.1%	4,244,038	31.4%
2023	43	179,955	12.6%	2,078,664	15.4%
2024	27	105,588	7.4%	917,488	6.8%
2025	11	25,960	1.8%	405,374	3.0%
2026	23	121,378	8.5%	1,288,917	9.6%
2027	10	17,779	1.2%	237,542	1.8%
2028	3	20,179	1.4%	146,236	1.1%
2029	1	5,228	0.4%	88,876	0.7%
Totals (4)	465	1,431,402	100.0%	$13,476,091	100.0%

Explanatory Notes:

(1)	Expiring rent calculated on the last contracted rent paid monthly annualized.

(2)	Includes approximately 58,652 of interior lease square footage and annualized lease revenue of $0.6 million occupied by month-to-month holdover leases or leases that expired on December 31, 2019.

(3)	135 of the 200 leases set to expire in 2022 are under a master lease.

(4)	Excludes one postal property adjacent to a post office whose lease was effective on January 1, 2020.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. We are not presently subject to any material litigation nor, to our knowledge, is any other litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PSTL” since May 15, 2019. Prior to that time, there was no public market for our common stock. As of March 25, 2020, there were 3 stockholders of record. This figure does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

On March 25, 2020, the closing sale price of our Class A common stock on the NYSE was $13.26.

On March 25, 2020, there were 5,392,906 shares of Class A common stock issued and outstanding.

In addition, as of March 25, 2020, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 2,640,795 OP Units and 186,942 of LTIP Units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares.

We will elect to be treated as a REIT for U.S. federal income tax purposes in connection with the filing of our first U.S. federal tax return. We intend to operate so as to qualify and maintain our qualification as a REIT for federal income tax purposes.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. As long as we qualify as a REIT, we generally will not be subject to federal income tax if we distribute 100% of our taxable income.

Use of Proceeds from Sales of Registered Securities

On May 17, 2019, we closed our IPO in which we sold, pursuant to our registration statement on Form S-11, as amended (File No. 333-230684), 4,500,000 shares of our Class A common stock to the public at a public offering price of $17.00 per share. We have used all of the net proceeds from our IPO in accordance with the planned use of proceeds as described in the final prospectus filed with the SEC on May 16, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated and Combined Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited historical consolidated and combined financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

The following table sets forth summary financial and operating data on a consolidated and combined consolidated basis for our Company and Predecessor.

We had no business operations, other than the issuance of 1,000 shares of common stock in connection with the initial capitalization of our Company, which were repurchased in connection with our initial public offering, prior to completion of our IPO and the Formation Transactions which closed on May 17, 2019. As a result, the summary historical combined consolidated financial and operating data as of and for the years ended December 31, 2018 and 2017 have been derived from the audited historical financial statements of our Predecessor prior to our IPO.

Our Predecessor is not a legal entity, but rather a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. The historical financial data of our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the IPO.

	For the Year Ended December 31,
	2019	2018	2017
Operations Data:	Consolidated and Combined Consolidated Statements of Operations	Predecessor Historical Combined Consolidated	Predecessor Historical Combined Consolidated
Revenues
Rental income	$8,865,868	$5,662,145	$5,212,633
Tenant reimbursements	1,311,121	892,541	814,380
Fee and other revenues	1,112,367	1,130,449	699,659
Total revenues	11,289,356	7,685,135	6,726,672
Operating expenses
Real estate taxes	1,366,892	919,783	837,941
Property operating expenses	1,207,486	948,775	698,346
General and administrative	4,846,392	1,410,344	1,472,336
Depreciation and amortization	3,800,059	1,832,237	1,657,987
Total operating expenses	11,220,829	5,111,139	4,666,610
Income from operations	68,527	2,573,996	2,060,062
Total interest expense, net	(1,521,209)	(1,486,597)	(1,491,249)
(Loss) income before income tax (expense) benefit	(1,452,682)	1,087,399	568,813
Income tax (expense) benefit	(39,749)	60,763	543,287
Net income (loss)	(1,492,431)	1,148,162	1,112,100
Net income attributable to non-controlling interest in properties	(4,336)	(12,153)	(9,954)
Net income attributable to Predecessor	(463,414)	$1,136,009	$1,102,146
Net loss attributable to Operating Partnerships unitholders’ non-controlling interests	462,968	-	-
Net income (loss) attributable to common stockholders	$(1,497,213)	-	-

Net Loss - Basic and Diluted earnings per share	$(0.30)	-	-

Weighted average shares outstanding - Basic and Diluted	5,164,264	-	-

Dividends declared per common share	$0.20	-	-

Balance Sheet Data
Total real estate properties, net	$111,770,083	$31,313,972	$28,997,731
Total Assets	136,788,197	35,684,432	33,665,155
Secured borrowings, net	3,211,004	34,792,419	34,156,480
Revolving credit facility	54,000,000	-	-
Loans payable – related party	-	-	3,544,215
Total Liabilities	66,964,922	41,297,845	43,675,794
Total Equity (Deficit)	69,823,275	(5,613,413)	(10,010,639)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Company and the Company’s accounting Predecessor as of and for the years ended December 31, 2019 and December 31, 2018.

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership (“our Operating Partnership”), of which we are the sole general partner and which we refer to in this section as our Operating Partnership.

Prior to the closing of our IPO on May 17, 2019, Andrew Spodek, our chief executive officer and a member of our board of directors (the “Board”), directly or indirectly controlled 190 properties owned by the Predecessor that were contributed as part of the Formation Transactions (as defined below). Of these 190 properties, 140 were held indirectly by our Predecessor through a series of holding companies, which we refer to collectively as “UPH.” The remaining 50 properties were owned by Mr. Spodek through 12 limited liability companies and one limited partnership, which we refer to collectively as the “Spodek LLCs.” References to our Predecessor consist of UPH, the Spodek LLCs and Nationwide Postal Management, Inc., a property management company whose management business we acquired in the Formation Transactions (as defined below), collectively.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in “Risk Factors” and included in other portions of this report.

Overview

Company

We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO on May 17, 2019 and the related formation transactions (the “Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. At the completion of our IPO and the Formation Transactions, we owned a portfolio of 271 postal properties located in 41 states comprising approximately of 872,000 net leasable interior square feet, all of which were leased to the USPS. From May 17, 2019 to December 31, 2019, we acquired 195 postal properties leased to the USPS for approximately $57.5 million. As of December 31, 2019, our portfolio consisted of 466 owned postal properties, located in 44 states and comprising approximately 1.4 million net leasable interior square feet.

The following charts show certain statistics of our portfolio as of December 31, 2019:

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of March 25, 2020, we owned approximately 66.0% of the outstanding common units of limited partnership interest in the Operating Partnership (each , an “OP Unit,” and collectively, the “OP Units”) including long term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units). Our Board oversees our business and affairs.

Initial Public Offering

On May 17, 2019, we completed our IPO, pursuant to which we sold 4,500,000 shares of our Class A common stock, par value $0.01 per share (our “Class A common stock”), at a public offering price of $17.00 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to our IPO. Our Class A common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PSTL” on May 15, 2019. In connection with our IPO and the Formation Transactions, we also issued 1,333,112 OP Units, 637,058 shares of Class A common stock and 27,206 shares of Class B common stock, par value $0.01 per share (our “Class B common stock” or “Voting Equivalency stock”), to Mr. Spodek and his affiliates in exchange for the Predecessor properties and interests.

Executive Overview

We are an internally managed REIT with a focus on acquiring and managing properties leased to the USPS. We believe the overall opportunity for consolidation that exists in the sector is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that will generate strong earnings for our shareholders.

Emerging Growth Company

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

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have availed ourselves of these exemptions; although, subject to certain restrictions, we may elect to stop availing ourselves of these exemptions in the future even while we remain an “emerging growth company.”

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

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain scaled disclosures available to smaller reporting companies. We may continue to be a smaller reporting company even after we are no longer an “emerging growth company.”

We will elect to be treated as a REIT under the Code beginning with our short taxable year ending December 31, 2019. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.

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

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by PRM, our TRS. Rental income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. As of December 31, 2019, all properties leased to the USPS had an average remaining lease term of 2.92 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

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

Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include but are not limited to: the cost of periodic repair, renovation costs, the cost of re-leasing space and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.

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

Indebtedness and Interest Expense

Interest expense for our Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, See Note 6. Debt and Note 7. Loans Payable — Related Party to the Notes of the Consolidated and Combined Consolidated Financial Statements. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. On September 27, 2019, we entered into a credit agreement (the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million (the “Accordion Feature”). On January 30, 2020, we exercised a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million. We intend to use the Credit Facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

Income Tax Benefit (Expense)

As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by PRM and any other TRS we form in the future, will be subject to federal, state and local corporate income tax.

Lease Renewal

As of December 31, 2019, 20 of our leases were either in holdover status or expired on December 31, 2019. See “Item 2. Properties— Lease Expiration Schedule”. As of March 25, 2020, 32 leases were in holdover status representing $1.1 million of annual rental revenue for the year ended December 31, 2019. We might not be successful in renewing the leases that are in holdover status or that are expiring in 2020, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will likely experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Results of Operations

Comparison of the year ended December 31, 2019 and December 31, 2018

Our results of operations for the year ended December 31, 2019 include our consolidated results for the period from May 17, 2019 through December 31, 2019 and combined consolidated results of our Predecessor for the period from January 1, 2019 through May 16, 2019. The year ended December 31, 2018 reflects the results of our Predecessor and accordingly may not be directly comparable thereto. We incurred a net loss of $2.0 million since our IPO on May 17, 2019, which includes a loss on early extinguishment of our Predecessor’s debt of $0.2 million and equity-based compensation of approximately $1.0 million. In the discussion below, we have highlighted the impact of our IPO and the Formation Transactions, where applicable.

	For the Years Ended December 31,			%
	2019	2018	$ Change	Change
Revenues
Rental income	$8,865,868	$5,662,145	$3,203,723	57%
Tenant reimbursements	1,311,121	892,541	418,580	47%
Fee and other income	1,112,367	1,130,449	(18,082)	(2)%
Total revenues	11,289,356	7,685,135	3,604,221	47%

Operating expenses
Real estate taxes	1,366,892	919,783	447,109	49%
Property operating expenses	1,207,486	948,775	258,711	27%
General and administrative	4,846,392	1,410,344	3,436,048	244%
Depreciation and amortization	3,800,059	1,832,237	1,967,822	107%
Total operating expenses	11,220,829	5,111,139	6,109,690	120%

Income from operations	68,527	2,573,996	(2,505,469)	(97)%
Interest expense, net
Contractual interest expense	(1,098,788)	(1,478,545)	379,757	(26)%
Write-off and amortization of deferred financing fees	(242,763)	(12,556)	(230,207)	1833%
Loss on extinguishment of debt	(185,586)	-	(185,586)	100%
Interest income	5,928	4,504	1,424	32%
Total interest expense, net	(1,521,209)	(1,486,597)	(34,612)	(2)%
(Loss) income before income tax (expense) benefit	(1,452,682)	1,087,399	(2,540,081)	(233)%
Income tax (expense) benefit	(39,749)	60,763	(100,512)	(165)%
Net (loss) income	$(1,492,431)	$1,148,162	$(2,640,593)	(230)%

Revenues

Total revenues increased by $3.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue is attributable to the 81 properties that were acquired in connection with the Formation Transactions, as well as the 195 properties that were acquired since our IPO.

Rental income – Rental income increased by $3.2 million year over year and is made up of $2.1 million related to the properties purchased by our Predecessor and the properties acquired as part of the Formation Transactions as well as $1.1 million for the 195 properties that were acquired since our IPO.

Tenant reimbursements – Tenant reimbursements increased $0.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the acquisition of the 81 properties in connection with the Formation Transactions and the 195 properties that were acquired since our IPO.

Operating Expense

Real estate taxes – Real estate taxes increased by $0.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of acquiring 81 properties in connection with the Formation Transactions and the 195 properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.3 million to $1.2 million for December 31, 2019 from $0.9 million for the year ended December 31, 2018. Property management expenses are included within property operating expenses and increased by $0.04 million to $0.7 million for the year ended December 31, 2019 from $0.7 million for the year ended December 31, 2018. The remainder of the increase of $0.2 million is related to expenses related to repairs and maintenance and insurance for the 81 properties that were acquired as part of the Formation Transactions, and the 195 properties that we have acquired since our IPO.

General and administrative – General and administrative expenses increased by $3.4 million to $4.8 million for the year ended December 31, 2019 from $1.4 million for the year ended December 31, 2018, primarily due to higher professional fees, increased personnel and investor relations expenses as a result of being a public company. In addition, $0.5 million of the general and administrative expense is attributable to non-recurring acquisition transaction related costs for our properties that were acquired since our IPO and equity-based compensation of $1.0 million related to stock awards that were issued in connection with our IPO. Our Predecessor did not have any equity-based compensation expense.

Depreciation and amortization – Depreciation and amortization expense increased by $2.0 million to $3.8 million for the year ended December 31, 2019 from $1.8 million for the year ended December 31, 2018, and is primarily related to the 81 properties that we acquired as part of the Formation Transactions and the 195 properties that were acquired since our IPO.

Interest Expense

During the year ended December 31, 2019, we incurred interest expense of $1.5 million compared to $1.5 million for the year ended December 31, 2018. The increase in interest expense is primarily due to the write-off of deferred financing of $0.1 million in connection with our Credit Facility and a loss on early extinguishment of debt of $0.2 million related to a repayment of debt of the Predecessor. This increase is offset by a reduction in contractual interest expense on our mortgage debt due a repayment of indebtedness in connection with our IPO.

Cash Flows

Comparison of the year ended December 31, 2019 and the year ended December 31, 2018

The Company had cash of $12.5 million as of December 31, 2019 compared to $0.3 million as of December 31, 2018.

Cash flow from operating activities – Net cash provided by operating activities increased by $0.2 million to $2.9 million for the year ended December 31, 2019 compared to $2.7 million for the same period in 2018. The increase is primarily due to the addition of postal properties that were acquired as part of the Formation Transactions and our IPO, all of which have generated additional rental income and related changes in working capital.

Cash flow to investing activities – Net cash used in investing activities increased by $69.8 million to $72.7 million for the year ended December 31, 2019 compared to $2.9 million for the same period in 2018. The increase was primarily due to the acquisition of 81 post office properties in connection with the Formation Transactions and 195 properties we acquired since the completion of our IPO.

Cash flow from financing activities – Net cash provided by financing activities increased by $81.8 million to $82.1 million for the year ended December 31, 2019 compared to $0.3 million provided by the same period in 2018. This increase is primarily due to $64.7 million in net proceeds from the IPO and $54.0 million outstanding under the Credit Facility which is offset by the repayment of debt in connection with the IPO.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $12.5 million of cash and $0.7 million of escrows and reserves as of December 31, 2019.

On September 27, 2019, we entered into the Credit Agreement with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for the senior revolving Credit Facility with revolving commitments in an aggregate principal amount of a $100.0 million and a maturity date of September 27, 2023. The Credit Agreement provides that, subject to customary conditions, including obtaining lender commitments and compliance with its financial maintenance covenants under the Credit Agreement, we may seek to increase the aggregate lending commitments under the Credit Agreement by up to $100.0 million, with such increase in total lending commitments to be allocated to increasing the revolving commitments. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, we will pay, for the period through and including the calendar quarter ending March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100.0 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility. We are permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of December 31, 2019, we had $54.0 million outstanding under our Credit Facility. On January 30, 2020, we exercised the accordion feature on the Credit Facility to increase permitted borrowings to $150.0 million from $100.0 million. We intend to use our Credit Facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes.

The Credit Facility is guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company (the “Subsidiary Guarantors”) and includes a pledge of equity interests in the Subsidiary Guarantors. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and make distributions. The Credit Agreement requires compliance with consolidated financial maintenance covenants to be tested quarterly, including a maximum consolidated secured indebtedness ratio, maximum consolidated leverage ratio, minimum consolidated fixed charge coverage ratio, minimum consolidated tangible net worth, maximum dividend payout ratio, maximum consolidated unsecured leverage ratio, and minimum debt service coverage ratio. The Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Credit Facility, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facility and the potential issuance of securities.

Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness including our Credit Facility and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using our Credit Facility pending permanent property-level financing.

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

Consolidated Indebtedness as of December 31, 2019

As of December 31, 2019, we had approximately $57.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2019 and 2018 with respect to the outstanding indebtedness of the Company and its Predecessor:

	Amount Outstanding as of December 31, 2019	Amount Outstanding as of December 31, 2018	Interest Rate at December 31, 2019	Maturity Date
Credit Facility(1)	$54,000,000	$—	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,522,672	15,636,243	4.00%	September 2036
First Oklahoma Bank(4)	378,005	389,599	4.50%	December 2037
Vision Bank – 2018(5)	900,385	936,750	5.00%	January 2038
Seller Financing(6)	445,000	—	6.00%	January 2025
Atlanta Postal Credit Union(7)	—	17,313,481	—
First Oklahoma Bank – 2018(8)	—	743,076	—
Total Principal	$57,246,062	$35,019,149

Explanatory Notes:

(1)	On September 27, 2019, we entered into our Credit Agreement, which provides for revolving commitments in an aggregate principal amount of a $100.0 million and an accordion feature that permits us to borrow up to $200.0 million, subject to customary conditions. As of December 31, 2019, $100.0 million in aggregate principal amount under the Credit Facility was authorized and $54.0 million was drawn. Our ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of December 31, 2019, we were in compliance with all of the Credit Facility’s debt covenants.

(2)	As of December 31, 2019, the one-month LIBOR rate was 1.76%.

(3)	As of December 31, 2018, the loan was collateralized by first mortgage liens on 26 properties and a personal guarantee of payment by Mr. Spodek. In connection with the IPO, we repaid approximately $13.8 million of outstanding indebtedness and five properties remain collateralized under this loan as of December 31, 2019 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the IPO, we repaid approximately $17.1 million of outstanding indebtedness with a portion of our net proceeds.

(8)	In connection with the IPO, we repaid approximately $0.7 million of outstanding indebtedness with a portion of our net proceeds.

Secured Borrowings as of December 31, 2019

As of December 31, 2019, we had approximately $3.2 million of secured borrowings outstanding, all of which is fixed rate debt with a weighted average interest rate of 4.61% per annum. During the year ended December 31, 2019, we obtained seller financing in the amount of $0.4 million in connection with the purchase of a property.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2019, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility	$54,000,000	$—	$—	$54,000,000	$—
Principal payments on mortgage loans	3,246,062	109,157	389,653	425,140	2,322,112
Interest payments(1)	9,091,507	2,192,198	4,322,425	1,759,213	817,671
Operating lease obligations(2)	843,387	183,368	383,404	276,615	—
Total	$67,180,956	$2,484,723	$5,095,482	$56,460,968	$3,139,783

Explanatory Notes:

(1)	The amounts shown relate to (i) interest on the $54.0 million outstanding under the Credit Facility as of December 31, 2019 at LIBOR plus 1.70%, (ii) assuming the amount outstanding under the Credit Facility remains at the December 31, 2019 level of $54.0 million, an unused facility fee under the Credit Facility of 0.75% through March 31, 2020 and 0.25% through the remainder of the term and (iii) interest on the outstanding mortgage loans.

(2)	Operating lease obligations relate to the lease for our corporate headquarters.

Dividends

To qualify and maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2019, we paid cash dividends of $0.203 per share. On January 30, 2020, our Board of Directors declared a fourth quarter common stock dividend of $0.17 per share which was paid on February 28, 2020 to stockholders of record on February 14, 2020.

2020 Real Estate Acquisitions

Subsequent to December 31, 2019, we closed on two separate portfolios. On January 10, 2020, we closed on the acquisition of 21 properties leased to the USPS located in various states for approximately $13.5 million, which includes 483,333 of OP units valued at $17.00 per unit (the stock price on the date of closing was $16.39.) On January 29, 2020, we closed on the acquisition of 42 properties leased to the USPS for $8.7 million. In addition, we have acquired 20 postal properties in individual transactions for approximately $8.0 million.

Acquisition Pipeline

As of March 25, 2020, we had entered into definitive agreements to acquire 17 properties leased to the USPS for approximately $11.5 million. Formal due diligence has been completed and the transactions are expected to close in the second or third quarter of 2020, subject to the satisfaction of customary closing conditions.

We continue to identify, and are in various stages of reviewing, additional postal properties for acquisition and believe there are strong opportunities to continue growing our pipeline.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the historical consolidated and combined consolidated financial statements of the Company and our Predecessor that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates.

Our Consolidated Financial Statements are prepared in conformity with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions and estimates that may impact the carrying value of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our Consolidated Financial Statements. Our accounting policies are more fully discussed in Note 3. Summary of Significant Accounting Policies in the Notes to the Consolidated and Combined Consolidated Financial Statements.

As an “emerging growth company,” we intend to avail ourselves of the extended transition periods for adopting new or revised accounting standards that would otherwise apply to us as a public reporting company, although, subject to certain restrictions we may elect to stop availing ourselves of these exceptions in the future even while we remain an “emerging growth company.” As a result, our financial statements may not be comparable to those of other public reporting companies that either are not emerging growth companies or that are emerging growth companies but have opted not to avail themselves of these provisions of the JOBS Act and investors may deem our securities a less attractive investment relative to those other companies, which could adversely affect our stock price.

Basis of Presentation

The accompanying Consolidated and Combined Consolidated Financial Statements include the financial position and results of operations of the Company, its Predecessor, the Operating Partnership and its wholly owned subsidiaries. The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate Predecessor entities which owned the properties and the management company are presented on a combined consolidated basis. The effects of all significant intercompany balances and transactions have been eliminated.

We have consolidated the Operating Partnership, a VIE in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to us. Non-controlling interests are required to be presented as a separate component of equity in the Consolidated Balance Sheets. Accordingly, the presentation of net income (loss) reflects the income attributed to controlling and non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

Investments in Real Estate

Upon the acquisition of real estate, the purchase price is allocated based upon the relative fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the relative fair value of the tangible assets of an acquired property is derived by valuing the property as if it were vacant. All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and acquisition-related expenses related to these asset acquisitions are capitalized as part of the acquisition.

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

Revenue Recognition

We have operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as “Tenant reimbursement revenue” on our Consolidated and Combined Consolidated Statement of Operations.

Fee and other income primarily consist of property management fees. These fees arise from contractual agreements with entities that are affiliated with our CEO. Management fee income is recognized as earned under the respective agreements.

Non-controlling Interests

Non-controlling interests represent common units of limited partnership interest of the Operating Partnership (“OP Units”) held by the Predecessor’s prior investors and certain sellers of acquisition portfolios and long-term incentive units of the Operating Partnership (“LTIP Units”) primarily held by our CEO. Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 1,333,112 OP Units to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership and 114,706 LTIP Units to our CEO. In addition, during the year ended December 31, 2019, we issued 824,350 OP Units to certain sellers in connection with a portfolio acquisition and 5,298 LTIP Units to an employee.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 3 of our Consolidated and Combined Consolidated Financial Statements.

Inflation

Because most of our leases provide for fixed annual rental payments without annual rent escalations, our rental revenues are fixed while our property operating expenses are subject to inflationary increases. A majority of our leases provide for tenant reimbursement of real estate taxes and thus the tenant must reimburse us for real estate taxes. We believe that if inflation increases expenses over time, increases in lease renewal rates will materially offset such increase.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

POSTAL REALTY TRUST, INC. AND PREDECESSOR

INDEX TO FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POSTAL REALTY TRUST, INC. AND PREDECESSOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Postal Realty Trust, Inc.

Cedarhurst, NY

Opinion on the Consolidated and Combined Consolidated Financial Statements

We have audited the accompanying consolidated and combined consolidated balance sheets of Postal Realty Trust, Inc. and its Predecessor (the “Company”) as of December 31, 2019 and 2018, the related consolidated and combined consolidated statements of operations, equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated and combined consolidated financial statements”). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated and combined consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated and combined consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 27, 2020

Postal Realty Trust, Inc. and Predecessor

Consolidated and Combined Consolidated Balance Sheets

	December 31,
	2019	2018
		Predecessor
Assets
Real estate properties
Land	$25,147,732	$7,239,213
Building and improvements	92,873,637	29,550,076
Tenant improvements	2,562,293	1,646,215
Total real estate properties	120,583,662	38,435,504
Accumulated depreciation	(8,813,579)	(7,121,532)
Total real estate properties, net	111,770,083	31,313,972
Cash	12,475,537	262,926
Rents and other receivables	1,710,314	601,670
Prepaid expenses and other assets, net	2,752,862	146,014
Escrow and reserves	708,066	598,949
Deferred rent receivable	33,344	14,060
In-place lease intangibles, net	7,315,867	2,735,927
Above market leases, net	22,124	10,914
Total Assets	$136,788,197	$35,684,432

Liabilities and Equity
Liabilities:
Secured borrowings, net	$3,211,004	$34,792,419
Revolving credit facility	54,000,000	—
Accounts payable, accrued expenses and other	3,152,799	1,869,084
Below market leases, net	6,601,119	3,842,495
Deferred tax liability, net	—	793,847
Total Liabilities	66,964,922	41,297,845

Commitments and Contingencies

Equity (Deficit):
Class A common shares $0.01 par value; 500,000,000 shares authorized: 5,285,904 shares issued and outstanding as of December 31, 2019	52,859	—
Class B common shares $0.01 par value; 27,206 shares authorized: 27,206 shares issued and outstanding as of December 31, 2019	272	—
UPH – No Par, 1,000 shares authorized; 1,000 shares issued and outstanding	—	4,000,000
NPM – No Par, 200 shares authorized; 200 shares issued and outstanding	—	200
Additional paid-in capital	51,396,226	3,441,493
Accumulated deficit	(2,575,754)	(11,003,876)
Members deficit	—	(2,095,823)
Total Stockholders’ and Predecessor Equity (Deficit)	48,873,603	(5,658,006)
Operating Partnership unitholders’ non-controlling interests	20,949,672	—
Non-controlling interests in properties	—	44,593
Total Equity (Deficit)	69,823,275	(5,613,413)
Total Liabilities and Equity (Deficit)	$136,788,197	$35,684,432

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

Postal Realty Trust, Inc. and Predecessor

Consolidated and Combined Consolidated Statements of Operations

	For the Year Ended December 31,
	2019	2018
Revenues:
Rental income	$8,865,868	$5,662,145
Tenant reimbursements	1,311,121	892,541
Fee and other income	1,112,367	1,130,449
Total revenues	11,289,356	7,685,135
Operating expenses:
Real estate taxes	1,366,892	919,783
Property operating expenses	1,207,486	948,775
General and administrative	4,846,392	1,410,344
Depreciation and amortization	3,800,059	1,832,237
Total operating expenses	11,220,829	5,111,139
Income from operations	68,527	2,573,996
Interest expense, net:
Contractual interest expense	(1,098,788)	(1,478,545)
Write-off and amortization of deferred financing fees	(242,763)	(12,556)
Loss on early extinguishment of Predecessor debt	(185,586)	—
Interest income	5,928	4,504
Total interest expense, net	(1,521,209)	(1,486,597)
(Loss) income before income tax (expense) benefit	(1,452,682)	1,087,399
Income tax (expense) benefit	(39,749)	60,763
Net (loss) income	(1,492,431)	1,148,162
Net income attributable to non-controlling interest in properties	(4,336)	(12,153)
Net income attributable to Predecessor	(463,414)	$1,136,009
Net loss attributable to Operating Partnership unitholders’ non-controlling interests	462,968
Net income (loss) attributable to common stockholders	$(1,497,213)
Net loss per share:
Basic and Diluted	$(0.30)
Weighted average common shares outstanding:
Basic and Diluted	5,164,264

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

Postal Realty Trust, Inc. and Predecessor
Consolidated and Combined Consolidated Statements of Equity (Deficit)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total stockholders' & Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Predecessor
Balance - December 31, 2017	-	$4,000,200	$3,650,309	$(10,693,356)	$(7,012,369)	$(10,055,216)	$-	$44,577	$(10,010,639)
Capital contributions	-	-	653,251	-	7,880,061	8,533,312	-	-	8,533,312
Distributions and dividends	-	-	(862,067)	-	(4,410,044)	(5,272,111)	-	(12,137)	(5,284,248)
Net income (loss)	-	-	-	(310,520)	1,446,529	1,136,009	-	12,153	1,148,162
Balance - December 31, 2018	-	$4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)	$-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,671,131	2,068,252	-	-	2,068,252
Distributions and dividends	-	-	(699,191)	-	(1,377,689)	(2,076,880)	-	(6,188)	(2,083,068)
Net income (loss)	-	-	-	(170,344)	633,758	463,414	-	4,336	467,750
Balance - May 16, 2019	-	$4,000,200	$3,139,423	$(11,174,220)	$(1,168,623)	$(5,203,220)	$-	$42,741	$(5,160,479)
Net proceeds from sale of common stock	4,500,000	45,000	64,665,261	-	-	64,710,261	-	-	64,710,261
Formation transactions	664,264	(3,993,557)	(31,586,914)	11,174,220	1,168,623	(23,237,628)	22,662,907	(42,741)	(617,462)
Issuance of OP Units in connection with transaction	-	-	-	-	-	-	13,227,801	-	13,227,801
Issuance and amortization of equity-based compensation	148,846	1,488	651,200	-	-	652,688	328,518	-	981,206
Amortization under the Employee Stock Purchase Plan (“ESPP”)	-	-	15,319	-	-	15,319	-	-	15,319
Dividends declared ($0.203 per share)	-	-	-	(1,078,541)	-	(1,078,541)	(294,649)	-	(1,373,190)
Net income (loss)	-	-	-	(1,497,213)	-	(1,497,213)	(462,968)	-	(1,960,181)
Reallocation of non-controlling interest	-	-	14,511,937	-	-	14,511,937	(14,511,937)	-	-
Balance - December 31, 2019	5,313,110	$53,131	$51,396,226	$(2,575,754)	$-	$48,873,603	$20,949,672	$-	$69,823,275

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

Postal Realty Trust, Inc. and Predecessor
Consolidated and Combined Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,492,431)	$1,148,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,716,601	1,003,461
Amortization of in-place intangibles	2,083,458	828,776
Write-off and amortization of deferred financing costs	242,763	12,556
Amortization of above/below market leases	(535,834)	(290,989)
Deferred rent receivable	(19,284)	1,354
Loss on extinguishment of debt	185,586	—
Deferred rent expense payable	(38,592)	45,532
Deferred tax liability	(65,895)	(271,945)
Equity-based compensation	996,525	—
Changes in assets and liabilities:
Rent and other receivables	(1,374,311)	(2,430)
Prepaid expenses and other assets	(419,675)	(5,179)
Due to affiliates	(503,961)	—
Accounts payable, accrued expenses and other	2,083,673	259,569
Net cash provided by operating activities	2,858,623	2,728,867

Cash flows from investing activities:
Acquisition of real estate	(72,166,456)	(2,785,580)
Acquisition and other deposits	(335,999)	—
Capital improvements	(151,582)	(104,062)
Net cash used in investing activities	(72,654,037)	(2,889,642)

Cash flows from financing activities:
Gross proceeds from the issuance of common stock	76,500,000	—
Costs of issuance of common stock	(11,789,739)	—
Formation transactions	(2,007,417)	—
Proceeds from mortgage payable	445,000	1,707,500
Repayments of mortgage payable	(32,218,087)	(1,078,415)
Proceeds from revolving credit facility	54,000,000	—
Debt issuance costs	(1,424,609)	(5,702)
Capital contributions	2,068,252	4,989,097
Distributions and dividends	(3,456,258)	(5,284,248)
Net cash provided by (used in) financing activities	82,117,142	328,232

Net increase in Cash and Escrows and Reserves	12,321,728	167,457

Cash and Escrows and Reserves at the beginning of period	861,875	694,418

Cash and Escrow and Reserves at the end of period	$13,183,603	$861,875

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements

Note 1. Organization and Description of Business

Postal Realty Trust, Inc. (the “Company” “we”, “us”, or “our”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of the Company’s Class A common stock, par value $0.01 per share (our “Class A common stock”). The Company contributed the net proceeds from the IPO to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (each, an “OP Unit,” and collectively , the “OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”). Prior to the completion of the IPO and the Formation Transactions, the Company had no operations.

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2019, the Company held an approximately 70.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary.

Our Predecessor (the “Predecessor”) is a combination of limited liability companies (the “LLCs”), one C-Corporation (“UPH”), one S-Corporation (“NPM”) and one limited partnership. The entities that comprise the Predecessor were majority owned and controlled by Mr. Andrew Spodek and his affiliates and were acquired by contribution to, or merger with, the Company and the Operating Partnership.

The Predecessor does not represent a legal entity. The Predecessor and its related assets and liabilities were under common control and were contributed to the Operating Partnership in connection with the Company’s IPO.

For the periods prior to May 17, 2019, the Predecessor, through the LLCs, UPH and the limited partnership, owned 190 post office properties in 33 states.

NPM was formed on November 17, 2004, for the purposes of managing commercial real estate properties.

As of December 31, 2019, the Company owned a portfolio of 466 postal properties located in 44 states. Our properties were leased to a single tenant, the United States Postal Service (the “USPS”) other than a de-minimis non-postal tenant that shares space in a building leased to the USPS.

In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 403 postal properties, which are owned by Mr. Spodek, his family members and their partners.

The Company, until May 15, 2019, was authorized to issue up to 600,000,000 shares of common stock, par value $0.01 per share. On May 15, 2019, in connection with the IPO, the Company amended its articles of incorporation such that the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (our “Class B common stock” or “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.

The Company elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), effective November 19, 2018, and as such, all federal tax liabilities were the responsibility of the Company’s sole stockholder until the completion of our IPO. In anticipation of the IPO, the Company revoked its S-Corporation election on May 14, 2019. The Company will elect to be treated as and operate in a matter that will allow it to qualify as a real estate investment trust (“REIT”) under the Code beginning with its short taxable year ending December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for the dividends paid and excluding net capital gains, for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission (the “SEC”).

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Note 2. The Company’s IPO and Formation Transactions

Both the Company and the Operating Partnership commenced operations upon completion of the IPO and the Formation Transactions on May 17, 2019. The Company’s operations are carried out primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

On May 17, 2019, the Company completed its IPO, pursuant to which it sold 4,500,000 shares of its Class A common stock at a public offering price of $17.00 per share. The Company raised $76.5 million in gross proceeds, resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. The Company’s Class A common stock began trading on the New York Stock Exchange under the symbol “PSTL” on May 15, 2019.

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, used a portion of the net proceeds to repay approximately $31.7 million of outstanding indebtedness related to the Predecessor.

Pursuant to the Formation Transactions, the Company, directly or through the Operating Partnership, acquired the entities that comprise the Predecessor. The initial properties and other interests were contributed in exchange for 1,333,112 OP Units, 637,058 shares of Class A common stock, 27,206 shares of Voting Equivalency stock and $1.9 million of cash. In addition, the Operating Partnership purchased 81 post office properties (the “Acquisition Properties”) in exchange for $26.9 million in cash, including approximately $1.0 million paid to Mr. Spodek, the Company’s chief executive officer and a director for his non-controlling ownership in nine of the Acquisition Properties.

The balance sheet as of December 31, 2018 and the statement of operations for the year ended December 31, 2018 reflect the financial condition and results of operations of the Predecessor. The statement of operations for the year ended December 31, 2019 reflects the results of operations of the Predecessor for the period of January 1, 2019 to May 16, 2019 and the Company for the period from May 17, 2019 to December 31, 2019, while the balance sheet as of December 31, 2019 reflects the financial condition of the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

The following is a summary of the Predecessor Statements of Operations for the period from January 1, 2019 through May 16, 2019, and the Company’s Statement of Operations for the period from May 17, 2019 through December 31, 2019. These amounts are included in the Consolidated and Combined Consolidated Statement of Operations herein for the year ended December 31, 2019.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

	Predecessor	Postal Realty Trust, Inc.
	January 1, 2019 through May 16, 2019	May 17, 2019 through December 31, 2019
Revenues
Rental income	$2,249,355	$6,616,513
Tenant reimbursements	348,075	963,046
Fee and other income	427,959	684,408
Total revenues	3,025,389	8,263,967

Operating Expenses
Real estate taxes	358,693	1,008,199
Property operating expenses	357,779	849,707
General and administrative	501,204	4,345,188
Depreciation and amortization	725,756	3,074,303
Total operating expenses	1,943,432	9,277,397
Income (loss) from operations	1,081,957	(1,013,430)
Interest expense, net:
Contractual interest expense	(570,819)	(527,969)
Write-off and amortization of deferred financing fees	(4,773)	(237,990)
Loss on early extinguishment of Predecessor debt	-	(185,586)
Interest income	1,134	4,794
Total interest expense, net	(574,458)	(946,751)
Income (loss) before income tax expense	507,499	(1,960,181)
Income tax (expense) benefit	(39,749)	-
Net Income (loss)	467,750	(1,960,181)
Net income attributable to noncontrolling interest in properties	(4,336)	-
Net income attributable to Predecessor	$463,414	-
Net loss attributable to Operating Partnership unitholders' noncontrolling interest		462,968
Net loss attributable to common stockholders		$(1,497,213)

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated and Combined Consolidated Financial Statements include the financial position and results of operations of the Company and its Predecessor, the Operating Partnership and its wholly owned subsidiaries. The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate Predecessor entities which owned the properties and the management company are presented on a combined consolidated basis. The effects of all significant intercompany balances and transactions have been eliminated.

The Company consolidates the Operating Partnership, a VIE in which the Company is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity in the Consolidated Balance Sheets. Accordingly, the presentation of net income (loss) reflects the income attributed to controlling and non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

Offering and Other Costs

Certain of the costs related to the IPO and the Formation Transactions paid by an affiliate of the Company’s initial sole shareholder were reimbursed by the Company from the proceeds of the IPO. Offering costs were recorded in “Stockholders’ equity” in the Company’s Consolidated Balance Sheets as a reduction of additional paid-in capital.

Segment Reporting

The Company acquires and manages postal properties and reports our business as a single reportable segment.

Investments in Real Estate

Upon the acquisition of real estate, the purchase price is allocated based upon the relative fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the relative fair value of the tangible assets of an acquired property is derived by valuing the property as if it were vacant. All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and acquisition-related expenses related to these asset acquisitions are capitalized as part of the acquisition.

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

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	40
Equipment and fixtures	5-10
Tenant improvements	Shorter of useful life or applicable lease term
In-place lease value	Remaining non-cancellable term of the in-place lease

The acquired above or below-market lease intangibles are amortized to “Rental income” over the applicable lease term, inclusive of any option periods for below-market leases.

Deferred Costs

Financing costs related to the issuance of the Company’s secured long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the establishment of the Company's credit facility (the “Credit Facility”) are deferred and amortized to interest expense over the term of the Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.

Impairment

The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the years ended December 31, 2019 and 2018.

Cash and Escrow and Reserves

Cash included unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrow and reserves reported within the Company’s Consolidated Balance Sheets and Consolidated and Combined Consolidated Statements of Cash Flows:

	As of December 31,
	2019	2018
Cash	$12,475,537	$262,926
Escrow and reserves:
Maintenance reserve	663,339	598,949
ESPP reserve	44,727	—
Cash and escrow and reserves	$13,183,603	$861,875

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of December 31, 2019 and 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and deposits, receivables, prepaid expenses, accounts payable and accrued expenses and due to affiliates are carried at amounts which reasonably approximate their fair values as of December 31, 2019 and 2018 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $3.2 million and $33.6 million as compared to the principal balance of $3.2 million and $35.0 million as of December 31, 2019 and 2018, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

Revenue Recognition

The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as “Tenant reimbursement revenue” on the Company’s Consolidated and Combined Consolidated Statement of Operations.

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

Income Taxes

As a REIT, the Company is generally not subject to federal corporate income tax on our net income (loss) that we distribute to our shareholders. The Operating Partnership which holds our properties is a partnership for U.S. federal income tax purposes and is not subject to U.S. federal income taxes as the revenues and expenses pass through to the respective owners where they are taxed. The states and cities in which the Operating Partnership operates generally follows the U.S. federal income tax treatment.

Income taxes or credits resulting from earnings or losses for the LLCs, the limited partnership and NPM were payable by or accrue to the benefit of the members/partners/shareholders of such entities. No provision has been made for income taxes for these passthrough entities in the combined consolidated financial statements.

UPH was subject to federal and state and local income taxes for tax years before the date of the IPO on May 17, 2019. For periods subsequent to the completion of the IPO and the Formation Transactions, PRM is subject to federal, state and local corporate income taxes to the extent there is taxable income. UPH and PRM account for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse.

A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all, or a portion, of these assets would not be realized. In determining whether a valuation allowance is warranted, all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies are considered to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. The assessment of the adequacy of a valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable.

The tax effects of uncertain tax positions taken or expected to be taken in income tax returns are recognized only if they are “more likely-than-not” to be sustained on examination by the taxing authorities based on the technical merits as of the reporting date. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to uncertain tax positions in income tax expense.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Concentration of Credit Risks

The Company’s properties are leased to a single tenant, the USPS other than a de-minimis non-postal tenant that shares space in a building leased to the USPS. For the year ended December 31, 2019, our total rental revenues of $8.9 million were concentrated in the following states: Texas (10.5%), Pennsylvania (10.3%) and Massachusetts (9.7%). For the year ended December 31, 2018, $5.7 million of our total rental revenues was concentrated in the following states: Texas (14.2%), Massachusetts (14.0%), Wisconsin (12.9%) and Pennsylvania (9.9%). The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results.

The Company has deposited cash and maintains our bank deposits with large financial institutions in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Non-controlling Interests

Non-controlling interests in the Company represent common units of limited partnership interest of the Operating Partnership (each, an “OP Unit,” and collectively , the OP Units”) held by the Predecessor’s prior investors and certain sellers of properties to the Company and long-term incentive units of the Operating Partnership (each, an “LTIP Unit,” and collectively, the “LTIP Units”) primarily held by the Company’s CEO. Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 1,333,112 OP Units to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership and 114,706 LTIP Units to the Company’s CEO. In addition, during the year ended December 31, 2019, the Company issued 824,350 OP Units to certain sellers in connection with a portfolio acquisition and 5,298 LTIP Units to an employee.

Equity Based Compensation

The Company accounts for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the grant date fair value of equity-based awards. The estimated grant date fair value of restricted stock units is amortized over their respective vesting periods. The Company will record forfeitures as they occur. See Note 12. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net income (loss) per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,277,466 potentially dilutive shares outstanding related to the issuance of OP Units and LTIP Units held by non-controlling interests as of December 31, 2019.

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

This standard was effective for interim and annual reporting periods that begin on or after December 15, 2018 as a result of the Company’s status as an emerging growth company. The Company and the Predecessor adopted ASU 2014-09 on January 1, 2019 using the modified retrospective method however, there was no cumulative effect required to be recognized in retained earnings at the date of application. Substantially all of the Company’s revenue is derived from its tenant leases and therefore falls outside the scope of this guidance. With respect to its fee-based revenue, the Company earns monthly base management fees subject to the terms of the contractual agreements with entities that are affiliated with the Company for the day-to-day operations and administration of its managed properties. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from post offices owned by entities that are affiliated with the Company. The Company determined that there is no change to revenue recognition for base management fees as the underlying services are considered to be individual performance obligations composed of a series of distinct services satisfied over time, for which revenue is recognized monthly as earned over the life of the management agreement as services are provided. The total amount of consideration from the contracts is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company’s control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. Due to the standardized terms of the management agreements, the Company accounts for all management agreements in a similar, consistent manner. Therefore, no disaggregated information relating to management agreements is presented.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Future Application of Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases). Topic 842 will be effective for the Company on January 1, 2021 as a result of its classification as an emerging growth company.

The Company expects to elect the practical expedients provided by Topic 842, including: the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately.

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records an ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. As of December 31, 2019, the Company was the lessee under one office lease that would require accounting under the ROU model.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to combine tenant reimbursements with rental revenues on its consolidated statements of operations.

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

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Note 4. Real Estate Acquisitions

The following tables summarizes the Company’s acquisitions for the years ended December 31, 2019 and 2018. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of allocation. The total purchase price including transaction costs was allocated as follows:

Quarter Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Total (1)
2019
March 31, 2019(2)	1	$179,202	$456,550	$18,166	$69,504	$-	$(78,302)	$645,120
June 30, 2019 (3)	81	6,789,589	18,774,918	259,640	2,227,870	6,338	(754,300)	27,304,055
September 30, 2019	18	2,619,719	8,306,781	190,343	982,974	-	(1,024,644)	11,075,173
December 31, 2019(4)	177	8,320,008	35,658,446	447,929	3,383,050	14,680	(1,447,020)	46,377,093
Total	277	$17,908,518	$63,196,695	$916,078	$6,663,398	$21,018	$(3,304,266)	$85,401,441

Year Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Total (1)
2018
December 31, 2018(5)	10	$1,615,182	$1,201,090	$69,497	$340,366	$19,603	$(460,158)	$2,785,580

Explanatory Notes:

(1)	Includes acquisition costs of $10,120 for the three months ended March 31, 2019, $0.4 million for the three months ended June 30, 2019, $0.1 million for the three months ended September 30, 2019 and $0.8 million for the three months ended December 31, 2019. For the year ended December 31, 2018, includes acquisition costs of $0.02 million.

(2)	The property was acquired by the Predecessor.

(3)	The Company acquired the Acquisition Properties in connection with the IPO.

(4)	Includes the acquisition of a 113-building portfolio leased to the USPS. The contract purchase price for the portfolio was $31.4 million, excluding closing costs, and included 824,350 OP Units to be issued to the sellers at a value of $17.00 per unit. The closing price of the Company’s common stock on November 22, 2019 was $16.05; therefore, total consideration at closing, excluding closing costs was approximately $30.6 million of which $13.2 million represented the non-cash consideration (the value of the OP Units) issued to the sellers.

(5)	The properties were acquired by the Predecessor during the year ended December 31, 2018.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Note 5. Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
December 31, 2019:
In-place lease intangibles	$13,788,024	$(6,472,157)	$7,315,867
Above-market leases	40,620	(18,496)	22,124
Below-market leases	(8,672,301)	2,071,182	(6,601,119)

December 31, 2018:
In-place lease intangibles	$7,124,626	$(4,388,699)	$2,735,927
Above-market leases	19,602	(8,688)	10,914
Below-market leases	(5,368,035)	1,525,540	(3,842,495)

Amortization of in-place lease intangibles was $2.1 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively. This amortization is included in “Depreciation and amortization” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Amortization of acquired above market leases was $9,807 and $8,688 for the years ended December 31, 2019 and 2018, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Amortization of acquired below market leases was $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

As of December 31, 2019, the weighted average amortization period for the Company’s intangible assets was approximately 3.14 years, 3.46 years and 8.73 years for in-place lease intangibles, above-market leases and below-market leases, respectively.

Future amortization/accretion of these intangibles is below:

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2020	$3,164,685	$8,197	$(935,675)
2021	2,187,916	5,270	(780,505)
2022	974,207	4,447	(682,004)
2023	499,403	3,139	(604,571)
2024	211,968	1,071	(551,291)
Thereafter	277,688	—	(3,047,073)
Total	$7,315,867	$22,124	$(6,601,119)

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Note 6. Debt

The following table summarizes the Company’s indebtedness as of December 31, 2019 and 2018:

	Outstanding Balance as of December 31, 2019	Outstanding Balance as of December 31, 2018	Interest Rate at December 31, 2019	Maturity Date
Revolving Credit Facility(1)	$54,000,000	$—	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,522,672	15,636,243	4.00%	September 2036
First Oklahoma Bank(4)	378,005	389,599	4.50%	December 2037
Vision Bank – 2018(5)	900,385	936,750	5.00%	January 2038
Seller Financing(6)	445,000	—	6.00%	January 2025
Atlanta Postal Credit Union(7)	—	17,313,481	—
First Oklahoma Bank – 2018(8)	—	743,076	—
Total Principal	57,246,062	35,019,149
Unamortized deferred financing costs	(35,058)	(226,730)
Total Debt	$57,211,004	$34,792,419

Explanatory Notes:

(1)	On September 27, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for our senior revolving Credit Facility with revolving commitments in an aggregate principal amount of $100.0 million, an accordion feature that permits the Company to borrow up to $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, the Company will pay, for the period through and including the calendar quarter ending March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility. During the year ended December 31, 2019, the Company incurred $0.1 million of unused fees related to the Credit Facility. The Company also incurred $ 1.5 million of lender and third-party fees, all of which were capitalized in “Prepaid expenses and other assets, net” on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2019, the Company wrote off $0.1 million of deferred financing costs. The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of December 31, 2019, the Company was in compliance with all of the Credit Facility’s debt covenants.

(2)	As of December 31, 2019, the one-month LIBOR rate was 1.76%.

(3)	As of December 31, 2018, the loan was collateralized by first mortgage liens on 26 properties and a personal guarantee of payment by Mr. Spodek. In connection with the IPO, the company repaid approximately $13.8 million of outstanding indebtedness and five properties remain collateralized under this loan as of December 31, 2019 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

(6)	In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment payable on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the IPO, the company repaid approximately $17.1 million of outstanding indebtedness.

(8)	In connection with the IPO, the company repaid approximately $0.7 million of outstanding indebtedness.

In connection with the IPO, the Company repaid approximately $31.7 million of outstanding indebtedness and wrote off approximately $0.2 million of deferred financing costs which are recorded in “Loss on extinguishment of debt” on the Consolidated and Combined Consolidated Statements of Operations.

Cash paid for interest during the years ended December 31, 2019 and 2018 was $1.1 million and $1.5 million, respectively.

The scheduled principal repayments of indebtedness as of December 31, 2019 are as follows:

Year Ending December 31,	Amount
2020	$109,157
2021	191,863
2022	197,790
2023	54,207,008
2024	218,132
Thereafter	2,322,112
Total	$57,246,062

Note 7. Loans Payable – Related Party

In June 2018, pursuant to a loan modification agreement, interest-only promissory notes aggregating $3.5 million bearing interest at 1.9% per annum, requiring interest only payments, and maturing between August 1, 2036 through July 1, 2041 were assumed by an affiliate of the Predecessor and recorded as an equity contribution to the Predecessor. Interest expense incurred for these notes was $33,671 for the year ended December 31, 2018.

Note 8. Rentals Under Operating Leases

As of December 31, 2019, all of the properties owned by the Company were leased to a single tenant, the USPS, other than a de-minimis non-postal tenant that shares space in a building leased to the USPS. The leases expire at various dates through November 30, 2029.

Future minimum lease payments to be received as of December 31, 2019 under non-cancellable operating leases for the next five years and thereafter are as follows: (1)

Year Ending December 31,	Amount
2020	$11,855,034
2021	10,172,259
2022	6,528,706
2023	4,437,662
2024	2,699,975
Thereafter	3,888,553
Total	$39,582,189

Explanatory Note:

(1)	The above minimum lease payments to be received do not include reimbursements from the USPS for real estate taxes.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Note 9. Income Taxes

Federal and state income tax (expense) benefit relate to UPH. The federal and state income tax (expense) benefit for the years ended December 31, 2019 and 2018 is comprised of the following:

	For the Years Ended December 31,
Provision for income taxes	2019(1)	2018
Current:
Federal	$(83,128)	$(147,896)
State	(22,517)	(63,286)
Total current expense	(105,645)	(211,182)
Deferred:
Federal	51,371	217,743
State	14,525	54,202
Total deferred benefit	65,896	271,945
Total income tax (expense) benefit	$(39,749)	$60,763

Explanatory Note:

(1)	Represents the activity of UPH from January 1, 2019 to the IPO.

The effective tax rate before income taxes varies from the current statutory US Federal income tax rate as follows:

	For the Years Ended December 31,
	2019	2018
Tax expense at Federal statutory rates	21.0%	21.0%
Flow-through entities	6.2%	(15.7)%
REIT non-taxable income	(28.3)%	-
State taxes	(0.2)%	1.1%
Valuation allowance	(0.3)%	(11.3)%
Uncertain tax position (“FIN 48”)	(1.1)%	(0.6)%
Total US Federal income tax rate	(2.7)%	(5.5)%

Significant components of the Predecessor’s deferred tax assets (liabilities) are as follows:

For the Year Ended December 31,
Provision for income taxes	2018
Deferred tax assets:
Net operating loss carryforward	$1,299,997
Other assets	18,452
Accrued expenses	224,414
Total deferred tax assets	1,542,863
Valuation allowance	(1,189,133)
Deferred tax assets, net of valuation allowance	$353,730

Deferred tax liabilities:
Basis differential in carrying value of real estate assets	$(1,147,577)
Total deferred tax liability	(1,147,577)
Deferred tax liability, net	$(793,847)

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

In connection with the IPO, the UPH $727,952 deferred tax liability at May 16, 2019 was reversed through equity. Deferred taxes have not been recorded with respect to the Company’s acquired basis differences of UPH as a result of the IPO, the Company’s election to be taxed as a REIT and the insignificant state effective tax rate for states that do not conform to federal taxation of REITs.

In connection with the IPO, the Company elected to treat PRM as a TRS which performs management services for properties the Company does not own. PRM generates income, resulting in Federal and state corporate income tax liability for these entities. For the twelve months ended December 31, 2019, income tax benefit related to PRM was zero.

As of December 31, 2019, the Company’s consolidated balance sheets reflect a liability for unrecognized tax benefits in the amounts of $488,277, primarily related to the utilization of certain loss carryforwards by UPH through May 16, 2019. For the year ended December 31, 2019, the Company has accrued interest and penalties of $62,676. These balances are included in the consolidated balance sheets in accounts payable, accrued expenses and other liabilities. As of December 31, 2019, the Company estimates that unrecognized tax benefits may decrease by approximately $95,000 within twelve months of the balance sheet date due to expiring statutes of limitation. In connection with the IPO, the indirect sole shareholder of UPH agreed to reimburse the Company for unrecognized tax benefits. The Company recorded an indemnification asset in the same amount as the unrecognized tax benefits inclusive of accrued interest and penalties that existed as of the date of the IPO. Accordingly, the Company's unrecognized tax benefits, if recognized, would result in a decrease to the indemnification asset and have no impact on the effective tax rate. During the three months ended September 30, 2019, the Company reversed $191,391 of unrecognized tax benefits inclusive of interest and penalties due to the expiration of statute of limitations, with an offsetting adjustment to the indemnification asset.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2019	2018
Gross unrecognized tax benefits, beginning of year	$578,860	$569,162
Additions based on tax positions taken in the current year	51,418	108,665
Decreases based on positions taken in prior year	(148,685)	(98,967)
Additions based on tax positions taken in prior periods	6,684	—
Total	$488,277	$578,860

The Company and PRM are subject to exam by federal and state and local tax authorities for the short tax year ended December 31, 2019. UPH is subject to exam by federal tax authorities for tax years 2016 through the short tax year ending May 16, 2019.

Cash paid for taxes for each of the years ended December 31, 2019 and 2018 was $0.02 million.

Note 10. Related Party Transactions

Management Fee Income

The Predecessor recognized management fee income of $0.4 million for the period of January 1, 2019 through May 16, 2019 and PRM recognized management fee income of $0.6 million for the period of May 17, 2019 through December 31, 2019, following the IPO, from various properties which were affiliated with the Company’s CEO. For the year ended December 31, 2018, the Predecessor recognized $1.0 million from various properties which were affiliated with the Company’s CEO. These amounts are included in “Fee and other income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. These amounts include accrued management fees receivable of $0.08 million and $140 as of December 31, 2019 and 2018, respectively, which is included in “Rents and other receivables” on the Company’s Consolidated Balance Sheets.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for the year ended December 31, 2019 was $0.1 million and was recorded in “General and administrative expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations. As of December 31, 2019, $3,096 was outstanding and payable and is included in “Accounts payable, accrued expenses and other.”

The following table represents the Company’s future rental payments related to the New Lease:

Year Ending December 31,	Amount
2020	$183,368
2021	188,869
2022	194,535
2023	200,371
2024	76,244
Total	$843,387

Note 11. Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations. For the period of May 17, 2019 through December 31, 2019, there is no dilutions to earnings per share because there is a net loss.(1)

For the Year Ended December 31, 2019
Numerator for earnings per share – basic and diluted:
Net loss attributable to common stockholders	$(1,497,213)
Less: Income attributable to participating securities	(54,223)
Numerator for earnings per share — basic and diluted	$(1,551,436)
Denominator for earnings per share – basic and diluted	5,164,264

Basic and diluted earnings per share	$(0.30)

Explanatory Note:

(1)	The combined statements of operations prior to May 16, 2019 represents the activity of the Predecessor and EPS was not applicable.

Note 12. Stockholder’s Equity

The Company issued 4,500,000 shares of Class A common stock in conjunction with the IPO resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. In addition, the Company issued 637,058 shares of Class A common stock and 27,206 shares of Voting Equivalency stock in connection with the Formation Transactions. Each outstanding share of Voting Equivalency stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote, including the election of directors, and holders of shares of Class A common stock and Voting Equivalency stock will vote together as a single class. Shares of Voting Equivalency stock are convertible into shares of Class A common stock, on a one-for-one basis, at the election of the holder at any time. Additionally, one share of Voting Equivalency stock will automatically convert into one share of Class A common stock for each 49 OP Units transferred (including by the exercise of redemption rights afforded with respect to OP Units) to a person other than a permitted transferee. This ratio is a function of the fact that each share of Voting Equivalency stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote and maintains the voting proportion of holders of Voting Equivalency stock with the holder’s economic interest in our Company.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

Dividends

During the year ended December 31, 2019, the Company declared and paid dividends of $1.4 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.203 per share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
June 26, 2019	July 9, 2019	July 31, 2019	$0.0630
November 5, 2019	November 15, 2019	December 2, 2019	$0.1400

Non-controlling Interests

Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. In addition, during the year ended December 31, 2019, the Company issued 824,350 of OP Units in connection with a portfolio that the Company acquired and 5,298 LTIP Units to an employee. As of December 31, 2019, noncontrolling interests consisted of 2,157,462 OP Units and 120,004 LTIP Units and represented approximately 30.0% of the outstanding Operating Partnership units. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, in shares of the Company’s Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan, or Equity Incentive Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. Upon completion of the IPO, the Company issued 73,529 LTIP Units to the Company’s CEO, 58,824 restricted shares of Class A common stock to the Company’s president, 33,824 restricted shares of Class A common stock to other employees and 38,235 restricted shares of Class A common stock to the Company’s non-employee directors under the Equity Incentive Plan. In addition, the Company issued 41,177 LTIP Units to the Company’s CEO and an aggregate of 17,647 restricted shares of Class A common stock to its non-employee directors, in each case in lieu of cash compensation for the twelve-month period following completion of the IPO. The Company issued an aggregate 5,298 LTIP Units and 317 restricted shares of Class A common stock to certain employees after the completion of the IPO. The maximum number of shares of Class A common stock that is available to be issued under our Equity Incentive Plan is 541,584 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will become available for issuance of additional awards.

Awards issued in connection with the IPO will vest in three equal, annual installments on each of the three anniversaries of the date of grant. Awards issued to the Company’s non-employee directors in lieu of cash compensation will fully vest on the first anniversary of the grant and awards issued as equity compensation vest in three equal, annual installments on each of the three anniversaries of the date of grant. Awards issued to the Company’s CEO in lieu of cash compensation will cliff vest on the eighth anniversary of the date of grant. No forfeitures or vesting’s occurred during the year ended December 31, 2019. The weighted average grant date fair value for all outstanding awards as of December 31, 2019 was $16.96. During the year ended December 31, 2019, the Company recognized compensation expense of $1.0 million related to all awards which is recorded in “General and administrative” on the Company’s Consolidated and Combined Consolidated Statements of Operations. As of December 31, 2019, there was $3.6 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 3.01 years.

Postal Realty Trust, Inc. and Predecessor

Notes to Consolidated and Combined Consolidated Financial Statements (Continued)

In February 2020, in connection with the Equity Incentive Plan, the Company issued 53,230 LTIP Units to the Company’s CEO for his 2019 incentive bonus and 57,367 restricted shares of Class A common stock to the Company’s president for his 2019 incentive bonus and his election to defer of a portion of his 2020 annual salary. In addition, in February 2020, in connection with the Equity Incentive Plan, the Company issued 11,184 restricted shares of Class A common stock for annual grants, 23,424 restricted stock units (each, an “RSU,” and collectively, “RSUs”)  and 23,424 restricted shares of Class A common stock to other employees for 2019 incentive bonus and elections by certain employees to defer 2020 annual salary. RSUs reflect the right to receive shares of Class A common stock. RSUs issued for 2019 incentive bonuses will vest fully on the date of grant. RSUs issued in lieu of deferrals of 2020 annual salary cliff vest on December 31, 2020. LTIP Units issued to the Company’s CEO and restricted shares of Class A common stock issued to the president in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant. Certain restricted shares of Class A common stock issued to employees will vest in three equal, annual installments on each of the first three anniversaries of the date of grant, while other restricted shares of Class A common stock issued to employees in lieu of cash compensation cliff will vest on the eighth anniversary of the date of grant.

In March 2020, the Company issued an aggregate of 13,708 LTIP Units, 12,076 restricted shares of Class A common stock and 38,672 RSUs to certain officers of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three year period ending December 31, 2022, subject to continued employment with the Company and the RSUs are subject to the achievement of performance-based vesting conditions and continued employment with the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three year period from the grant date through December 31, 2022. Such RSU recipients may earn up to 100% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) on or after the date the RSUs were initially granted.

Employee Stock Purchase Plan

In connection with the IPO, the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits us to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the code of the offering period. The initial offering period ended on December 31, 2019 and 3,538 shares were issued on January 3, 2020 under the ESPP. During the year ended December 31, 2019, the Company recognized compensation expense of $0.02 million which is recorded in “General and administrative” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Note 13. Commitments and Contingencies

At December 31, 2019, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

Note 14. Subsequent Events

On January 10, 2020, the Company, through its Operating Partnership, closed on the acquisition of 21 properties leased to the USPS located in various states for approximately $13.5 million, which includes 483,333 OP Units valued at $17.00 per unit (the stock price on the date of closing was $16.39.)

On January 27, 2020 the Company borrowed an additional $11.0 million under the Credit Facility.

On January 29, 2020, the Company closed on the acquisition of 42 properties leased to the USPS for approximately $8.7 million.

On January 30, 2020, the Company's Board of Directors declared a fourth quarter common stock dividend of $0.17 per share which was paid on February 28, 2020 to stockholders of record on February 14, 2020.

On January 30, 2020, the Company exercised a portion of the accordion feature on its Credit Facility. The accordion increases the available borrowing capacity under the Credit Facility to $150.0 million from $100.0 million. The Credit Agreement allows for an additional $50.0 million accordion subject to certain conditions.

On February 27, 2020, the Company borrowed an additional $3.0 million under the Credit Facility.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenant and operating results.

As of March 25, 2020, the Company had entered into definitive agreements to acquire 17 properties leased to the USPS for approximately $11.5 million. Formal due diligence has been completed and the transactions are expected to close in the second or third quarter of 2020, subject to the satisfaction of customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 41.

(2) Financial Statement Schedules

Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page 67.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on 69 and is incorporated herein by reference.

Postal Realty Trust, Inc.

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2019

			Initial Cost to Company		Costs Capitalized	Gross Amount Carried at Close of Period (2)
State	Number of Properties	Encumbrances	Land	Buildings & Improvements	Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired (Year)	Depreciable Life (Yrs) (1)
Alaska	1	$-	$15,133	$50,688	-	$15,133	$50,688	$65,821	$2,663	2018	40
Alabama	5	-	153,642	793,281	13,250	153,642	806,531	960,173	60,295	2013-2019	40
Arkansas	14	-	1,093,855	3,509,451	-	1,093,855	3,509,451	4,603,306	346,388	2013-2019	40
California	5	-	2,754,136	3,785,709	-	2,754,136	3,785,709	6,539,845	27,920	2019	40
Colorado	2	-	369,867	805,659	-	369,867	805,659	1,175,526	15,011	2019	40
Connecticut	2	-	310,748	1,648,461	-	310,748	1,648,461	1,959,209	72,162	2013-2019	40
Florida	5	-	992,024	1,544,031	11,835	992,024	1,551,494	2,543,518	33,912	2013-2019	40
Georgia	18	-	479,566	2,776,985	-	479,566	2,776,985	3,256,551	81,895	2013-2019	40
Iowa	12	-	297,025	2,268,470	16,302	297,025	2,284,772	2,581,797	49,664	2013-2019	40
Idaho	9	-	60,886	749,215	-	60,886	749,215	810,101	187,698	2013	40
Illinois	30	-	706,442	3,695,874	20,200	706,442	3,716,074	4,422,516	65,080	2013-2019	40
Indiana	9	-	480,163	2,564,569	-	480,163	2,564,569	3,044,732	48,787	2019	40
Kansas	6	-	212,212	1,358,761	-	212,212	1,358,761	1,570,973	12,430	2013-2019	40
Kentucky	5	-	161,553	1,322,286	-	161,553	1,322,286	1,483,839	78,683	2013-2019	40
Louisiana	19	-	1,086,895	3,325,483	18,167	1,086,895	3,343,650	4,430,545	328,714	2013-2019	40
Massachusetts	10	-	1,799,604	4,776,143	-	1,799,604	4,776,143	6,575,747	1,387,502	2007-2019	40
Maryland	2	-	191,099	431,082	-	191,099	431,082	622,181	35,453	2013-2019	40
Maine	3	-	187,134	1,084,622	-	187,134	1,084,622	1,271,756	55,575	2013-2019	40
Michigan	17	-	1,291,882	2,256,886	15,141	1,291,882	2,272,027	3,563,909	333,894	2011-2019	40
Minnesota	12	378,005	72,474	1,009,586	-	72,474	1,009,586	1,082,060	141,426	2013-2019	40
Missouri	24	-	638,684	2,632,427	-	638,684	2,632,427	3,271,111	92,574	2013-2019	40
Mississippi	7	-	531,795	1,661,161	-	531,795	1,661,161	2,192,956	154,730	2013-2019	40
Montana	6	-	57,796	669,974	-	57,796	669,974	727,770	64,694	2013-2019	40
North Carolina	23	-	963,349	5,843,610	-	963,349	5,843,610	6,806,959	65,572	2013-2019	40
North Dakota	12	-	161,529	1,413,490	-	161,529	1,413,490	1,575,019	60,301	2013-2019	40
Nebraska	9	-	45,106	850,530	-	45,106	850,530	895,636	19,901	2013-2019	40
New Hampshire	3	-	192,303	529,929	-	192,303	529,929	722,232	5,279	2019	40
New Jersey	2	-	76,592	499,301	-	76,592	499,301	575,893	1,562	2019	40
New Mexico	3	-	321,585	535,517	-	321,585	535,517	857,102	5,373	2019	40
Nevada	2	-	19,603	314,931	-	19,603	314,931	334,534	28,477	2013-2019	40
New York	9	-	594,257	2,007,450	16,275	594,257	2,023,725	2,617,982	29,572	2019	40
Ohio	10	900,385	1,562,339	4,280,827	45,625	1,562,339	4,326,452	5,888,791	306,552	2006-2019	40
Oklahoma	26	-	791,332	3,964,988	27,208	791,332	3,977,630	4,768,962	621,826	2013-2019	40
Pennsylvania	51	1,522,672	1,909,472	8,232,551	11,541	1,909,472	8,244,092	10,153,564	988,240	2005-2019	40
South Carolina	4	445,000	142,779	1,043,725	13,200	142,779	1,051,822	1,194,601	11,940	2019	40
South Dakota	7	-	37,595	480,613	-	37,595	480,613	518,208	78,895	2013-2019	40
Tennessee	12	-	1,097,418	3,481,889	-	1,097,418	3,481,889	4,579,307	279,925	2013-2019	40
Texas	33	-	1,358,639	7,902,666	-	1,358,639	7,902,666	9,261,305	1,646,499	2005-2019	40
Virginia	4	-	475,590	1,619,746	-	475,590	1,619,746	2,095,336	18,745	2019	40
Vermont	8	-	451,873	1,194,169	-	451,873	1,194,169	1,646,042	21,376	2019	40
Washington	3	-	119,365	661,901	-	119,365	661,901	781,266	42,022	2013-2019	40
Wisconsin	15	-	798,707	4,745,895	46,900	798,707	4,792,795	5,591,502	857,552	2005-2019	40
West Virginia	5	-	62,901	720,222	-	62,901	720,222	783,123	7,533	2019	40
Wyoming	2	-	20,783	159,573	-	20,783	159,573	180,356	39,287	2013	40
Corporate		54,000,000	-	-	-	-	-	-	-
	466	$57,246,062	$25,147,732	$95,204,327	$255,644	$25,147,732	$95,435,930	$120,583,662	$8,813,579

Explanatory Notes:

(1)	Estimated useful life for buildings.

(2)	The aggregate cost for Federal Income Tax purposes was approximately $132.9 million as of December 31, 2019.

The following table reconciles real estate for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
		Predecessor
Beginning Balance	$38,435,504	$35,115,802
Acquisitions	82,021,291	2,885,769
Capital Improvements	151,582	104,062
Write-offs	(24,041)	-
Other	(674)	329,871
Ending Balance	$120,583,662	$38,435,504

Explanatory Note:

(1)	Other includes reclassification adjustments.

The following table reconciles accumulated depreciation for the years ended December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2019	2018
		Predecessor
Beginning Balance	$(7,121,532)	$(6,118,071)
Depreciation expense	(1,716,088)	(1,003,461)
Write-offs	24,041	–
Ending Balance	$(8,813,579)	$(7,121,532)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of May 15, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. *
10.1	First Amended and Restated Agreement of Limited Partnership of the Postal Realty LP, dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
10.2	Form of Postal Realty Trust, Inc. Alignment of Interest Program (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-11 filed on May 7, 2019). †
10.3	Representation, Warranty and Indemnity Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Andrew Spodek (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.4	Tax Indemnification Agreement, dated as of May 14, 2019, by and among the Company, United Properties Holding, Inc., United Post Office Investments, Inc. and Andrew Spodek (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.5	Form of Right of First Offer Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.6	Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP, Andrew Spodek, Tayaka Holdings, LLC and IDJ Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.7	Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Nationwide Postal Management Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.8	Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Unlimited Postal Holdings LP (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.9	Form of Third Party Management Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
10.10	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Patrick Donahoe (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.11	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Anton Feingold (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.12	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †

Exhibit Number	Description
10.13	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jane Gural-Senders (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.14	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Barry Lefkowitz (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.15	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.16	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Matt Brandwein (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.17	Employment Agreement, dated June 26, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.18	Employment Agreement, dated June 26, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.19	2019 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.20	Form of 2019 Equity Incentive Plan Stock Award Agreement and Notice (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 filed on May 7, 2019). †
10.21	2019 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.22	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.23	Credit Agreement, dated as of September 27, 2019, by and among Postal Realty LP, as borrower, the lenders party thereto and People’s United Bank, National Association, as administrative agent and BMO Capital Markets Corp., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2019).
10.24	Pledge Agreement, dated as of September 27, 2019, by Postal Realty LP, as pledger, in favor of People’s United Bank, National Association, as administration agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2019).
10.25	Guaranty, dated as of September 27, 2019, by and among the Company, certain subsidiary guarantors and People’s United Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 2, 2019).
21.1	Subsidiaries of the Company.*
23.1	Consent of BDO USA, LLP.*
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Annual Report by President, Treasurer, and Secretary under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of President, Treasurer and Secretary furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Filed herewith.
†	Compensatory Plan or arrangement
**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALY TRUST, INC.

Date: March 27, 2020	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	March 27, 2020
Andrew Spodek	(Principal Executive Officer)

/s/ Jeremy Garber	President, Treasurer and Secretary	March 27, 2020
Jeremy Garber	(Principal Financial Officer)

/s/ Matt Brandwein	Senior Vice President and Chief Accounting Officer	March 27, 2020
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chairman of	March 27, 2020
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	March 27, 2020
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	March 27, 2020
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	March 27, 2020
Anton Feingold