Form 10-Q
period 2020-03-31
Postal Realty Trust, Inc.
filed 2020-06-26
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38903

POSTAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	83-2586114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

75 Columbia Avenue

Cedarhurst, NY 11516

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (516) 295-7820

Former name, former address and former fiscal year, if changed since last report: Not applicable.

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

As of June 25, 2020, the registrant had 5,381,564 shares of Class A common stock outstanding.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by Postal Realty Trust, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed as a result of the disruptions caused by the novel coronavirus (“COVID-19”) pandemic, including the impact of (a) certain employees working from home, which slowed the Company’s routine quarterly close process, (b) delays in communications with various counterparties and (c) the need to perform additional analyses and procedures relating to the COVID-19 pandemic’s impact on the Company’s business and operations and on the financial statements included in the Form 10-Q. The Company has relied on the “Order Under Section 36 of the Securities Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), issued by the SEC in light of the COVID-19 pandemic, to delay the filing of the Form 10-Q.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSTAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Real estate properties
Land	$29,971,741	$25,147,732
Building and improvements	117,541,035	92,873,637
Tenant improvements	2,850,042	2,562,293
Total real estate properties	150,362,818	120,583,662
Less: Accumulated depreciation	(9,730,056)	(8,813,579)
Total real estate properties, net	140,632,762	111,770,083
Cash	2,844,040	12,475,537
Rent and other receivables	1,741,169	1,710,314
Prepaid expenses and other assets, net	3,734,438	2,752,862
Escrow and reserves	691,766	708,066
Deferred rent receivable	46,052	33,344
In-place lease intangibles, net	8,660,413	7,315,867
Above market leases, net	26,166	22,124
Total Assets	$158,376,806	$136,788,197

Liabilities and Equity
Liabilities:
Secured borrowings, net	$3,184,519	$3,211,004
Revolving credit facility	68,000,000	54,000,000
Accounts payable, accrued expenses and other	3,220,430	3,152,799
Below market leases, net	7,899,853	6,601,119
Total Liabilities	82,304,802	66,964,922

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 5,392,906 and 5,285,904 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	53,929	52,859
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of March 31, 2020 and December 31, 2019	272	272
Additional paid-in capital	54,187,591	51,396,226
Accumulated deficit	(4,176,857)	(2,575,754)
Total Stockholders’ Equity	50,064,935	48,873,603
Operating Partnership unitholders’ non-controlling interests	26,007,069	20,949,672
Total Equity	76,072,004	69,823,275
Total Liabilities and Equity	$158,376,806	$136,788,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$4,300,771	$1,492,386
Tenant reimbursements	601,346	236,856
Fee and other income	295,519	286,926
Total revenues	5,197,636	2,016,168
Operating expenses:
Real estate taxes	641,944	249,789
Property operating expenses	407,048	251,706
General and administrative	2,301,543	376,891
Depreciation and amortization	2,034,868	480,443
Total operating expenses	5,385,403	1,358,829
(Loss) income from operations	(187,767)	657,339
Interest expense, net:
Contractual interest expense	(728,226)	(358,467)
Write-off and amortization of deferred financing fees	(104,462)	(3,181)
Interest income	826	1,134
Total interest expense, net	(831,862)	(360,514)
(Loss) income before income tax expense	(1,019,629)	296,825
Income tax expense	(10,197)	(39,749)
Net (loss) income	(1,029,826)	257,076
Net income attributable to non-controlling interest in properties	—	(2,843)
Net income attributable to Predecessor	—	$254,233
Net loss attributable to Operating Partnership unitholders’ non-controlling interests	352,071
Net (loss) attributable to common stockholders	(677,755)
Net (loss) per share:
Basic and Diluted	$(0.14)
Weighted average common shares outstanding:
Basic and Diluted	5,174,569

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total Stockholders’ & Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total Equity
Balance - December 31, 2018	-	$4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)	$-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,377,758	1,774,879	-	-	1,774,879
Distributions and dividends	-	-	(150,000)	-	(1,067,515)	(1,217,515)	-	(521)	(1,218,036)
Net income (loss)	-	-	-	(173,554)	427,787	254,233	-	2,843	257,076
Balance – March 31, 2019	-	$4,000,200	$3,688,614	$(11,177,430)	$(1,357,793)	$(4,846,409)	$-	$46,915	$(4,799,494)

Balance - December 31, 2019	5,313,110	$53,131	$51,396,226	$(2,575,754)	$-	$48,873,603	$20,949,672	$-	$69,823,275
Issuance of OP Units in connection with transaction	-	-	-	-	-	-	7,921,828	-	7,921,828
Issuance and amortization of equity-based compensation	103,463	1,035	519,215	-	-	520,250	185,015	-	705,265
Issuance and amortization under the Employee Stock Purchase Plan (“ESPP”)	3,538	35	53,160	-	-	53,195	-	-	53,195
Dividends declared ($0.17 per share)	-	-	-	(923,348)	-	(923,348)	(478,385)	-	(1,401,733)
Net loss	-	-	-	(677,755)	-	(677,755)	(352,071)	-	(1,029,826)
Reallocation of non-controlling interest	-	-	2,218,990	-	-	2,218,990	(2,218,990)	-	-
Balance – March 31, 2020	5,420,111	$54,201	$54,187,591	$(4,176,857)	$-	$50,064,935	$26,007,069	$-	$76,072,004

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

 POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,029,826)	$257,076
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	926,096	264,150
Amortization of in-place intangibles	1,108,772	216,293
Write-off and amortization of deferred financing costs	104,462	3,179
Amortization of above/below market leases	(316,275)	(85,755)
Amortization of intangible liability	(1,105)	—
Deferred rent receivable	(12,708)	(5,166)
Deferred rent expense payable	4,771	532
Deferred tax liability	—	(65,895)
Equity-based compensation	713,810	—
Changes in assets and liabilities:
Rent and other receivables	(14,372)	109,044
Prepaid expenses and other assets	103,336	2,067
Accounts payable, accrued expenses and other	(199,579)	(178,212)
Net cash provided by operating activities	1,387,382	517,313

Cash flows from investing activities:
Acquisition of real estate	(22,410,688)	(645,120)
Acquisition and other deposits	(689,250)	—
Capital improvements	(48,295)	(11,840)
Other investing activities	(63,167)	—
Net cash used in investing activities	(23,211,400)	(656,960)

Cash flows from financing activities:
Repayments of secured borrowings	(27,010)	(284,801)
Proceeds from revolving credit facility	14,000,000	—
Debt issuance costs	(386,233)	—
Capital contributions	—	1,774,879
Distributions and dividends	(1,401,733)	(1,218,036)
Other financing activities	(8,803)	—
Net cash provided by financing activities	12,176,221	272,042

Net (decrease) increase in Cash and Escrows and Reserves	(9,647,797)	132,395

Cash and Escrows and Reserves at the beginning of period	13,183,603	861,875

Cash and Escrow and Reserves at the end of period	$3,535,806	$994,270

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Description of Business

Postal Realty Trust, Inc. (the “Company” “we”, “us”, or “our”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of the Company’s Class A common stock, par value $0.01 per share (our “Class A common stock”). The Company contributed the net proceeds from the IPO to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”). Prior to the completion of the IPO and the Formation Transactions, the Company had no operations.

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2020, the Company held an approximately 65.8% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which we are the primary beneficiary.

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

NPM was formed on November 17, 2004, for the purpose of managing commercial real estate properties.

As of March 31, 2020, the Company owned a portfolio of 549 postal properties located in 45 states. Our properties were leased to a single tenant, the United States Postal Service (the “USPS”), other than a de minimis non-postal tenant that shares space in a building leased to the USPS.

In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 401 postal properties, which are owned by Mr. Spodek and his affiliates, his family members and their partners.

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

The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet, the requirements or qualification as a real estate investment trust (“REIT”) under the Code, and will elect to be taxed as a REIT under the Code beginning with its short taxable year ended December 31, 2019 upon the filing of its federal income tax return for such year. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company (“EGC”). An EGC may choose, as we have done, to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission (the “SEC”).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

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

Because of the timing of the IPO and the Formation Transactions, the Company’s results of operations for the three months ended March 31, 2019 reflect the results of operations of the Predecessor. The financial condition as of December 31, 2019 and March 31, 2020 and results of operations for the three months ended March 31, 2020 reflect solely the financial condition and operations of the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated and Combined Consolidated Financial Statements include the financial position and results of operations of the Company and its Predecessor, the Operating Partnership and its wholly owned subsidiaries. The Company did not have any operations from the date of formation to May 17, 2019. The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate Predecessor entities which owned the properties and the management company are presented on a combined consolidated basis. The effects of all significant intercompany balances and transactions have been eliminated.

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

This interim financial information should be read in conjunction with the consolidated and combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2020. All material intercompany accounts and transactions have been eliminated.

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

Cash and Escrows and Reserves

Cash included unrestricted cash with a maturity of three months or less. Escrows and reserves consisted of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Company’s Consolidated Balance Sheets and Consolidated and Combined Consolidated Statements of Cash Flows:

	As of
	March 31, 2020	December 31, 2019
Cash	$2,844,040	$12,475,537
Escrows and reserves:
Maintenance reserve	664,165	663,339
ESPP reserve	27,601	44,727
Cash and escrows and reserves	$3,535,806	$13,183,603

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of March 31, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2020 and December 31, 2019 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $3.3 million and $3.2 million as compared to the principal balance of $3.2 million and $3.2 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

Impairment

The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three months ended March 31, 2020 and 2019.

Concentration of Credit Risks

As of March 31, 2020, the Company’s properties were leased to a single tenant, the USPS, other than a de minimis non-postal tenant that shares space in a building leased to the USPS. For the three months ended March 31, 2020, no state had a concentration of rental income over 10% as a percentage of total rental income. For the three months ended March 31, 2019, our total rental income of $1.5 million was concentrated in the following states: Texas (13.8%), Massachusetts (13.4%), Wisconsin (12.3%) and Ohio (10.4%). The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on our overall business results.

The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Equity Based Compensation

The Company accounts for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the grant date fair value of equity-based awards. Equity-classified stock awards granted to employees and non-employees that have a service condition and/or a market condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The Company will record forfeitures as they occur.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. For awards with a market condition, compensation cost is not reversed if a market condition is not met so long as the requisite service has been rendered, as a market condition does not represent a vesting condition.

See Note 11. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net loss per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,827,737 potentially dilutive shares outstanding related to the issuance of OP Units and LTIP Units held by non-controlling interests as of March 31, 2020.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records an ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. As of March 31, 2020, the Company was the lessee under one office lease and one ground lease that would require accounting under the ROU model.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to combine tenant reimbursements with rental income on its consolidated statements of operations.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 4. Real Estate Acquisitions

The following tables summarizes the Company’s acquisitions for the three months ended March 31, 2020. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of allocation. The total purchase price including transaction costs was allocated as follows:

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
March 31, 2020(3)(4)(5)	83	$4,824,009	$24,605,963	$287,749	$2,453,318	$7,148	$(1,618,115)	(34,098)	$30,525,974

Explanatory Notes:

(1)	Includes an intangible liability related to unfavorable operating leases on three properties that is included in “Accounts Payable, accrued expenses and other” on the Company’s Consolidated Balance Sheets.

(2)	Includes acquisition costs of $0.3 million for the three months ended March 31, 2020.

(3)	Includes the acquisition of a 21-building portfolio leased to the USPS. The contract purchase price for the portfolio was $13.8 million, exclusive of closing costs, and giving effect to 483,333 OP Units issued to the sellers at a value of $17.00 per unit. The closing price of the Company’s common stock on January 10, 2020 was $16.39; therefore, total consideration at closing, including closing costs, was approximately $13.6 million of which $7.9 million represented the non-cash consideration (the value of the OP Units) issued to the sellers.

(4)	Includes the acquisition of a 42-building portfolio leased to the USPS. The aggregate purchase price of such portfolio was approximately $8.8 million, including closing costs, which was funded with borrowings under our Credit Facility.
(5)	Includes the acquisition of 20 postal properties in individual or smaller portfolio transactions for approximately $8.1 million, including closing costs.

Note 5. Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
March 31, 2020:
In-place lease intangibles	$16,241,342	(7,580,929)	8,660,413
Above-market leases	47,768	(21,602)	26,166
Below-market leases	(10,290,416)	2,390,563	(7,899,853)

December 31, 2019:
In-place lease intangibles	$13,788,024	$(6,472,157)	$7,315,867
Above-market leases	40,620	(18,496)	22,124
Below-market leases	(8,672,301)	2,071,182	(6,601,119)

Amortization of in-place lease intangibles was $1.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. This amortization is included in “Depreciation and amortization” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Amortization of acquired above market leases was $3,106 and $2,370 for the three months ended March 31, 2020 and 2019, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Amortization of acquired below market leases was $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Future amortization/accretion of these intangibles is below:

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2020 – Remaining	$2,803,283	$9,449	$(821,831)
2021	2,813,392	6,695	(993,180)
2022	1,449,153	5,813	(890,128)
2023	835,026	3,139	(809,855)
2024	385,573	1,070	(719,369)
Thereafter	373,986	—	(3,665,490)
Total	8,660,413	26,166	(7,899,853)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 6. Debt

The following table summarizes the Company’s indebtedness as of March 31, 2020 and December 31, 2019:

	Outstanding Balance as of March 31, 2020	Outstanding Balance as of December 31, 2019	Interest Rate at March 31, 2020	Maturity Date
Revolving Credit Facility(1)	$68,000,000	$54,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,506,858	1,522,672	4.00%	September 2036
First Oklahoma Bank(4)	374,582	378,005	4.50%	December 2037
Vision Bank – 2018(5)	892,613	900,385	5.00%	January 2038
Seller Financing(6)	445,000	445,000	6.00%	January 2025
Total Principal	71,219,053	57,246,062
Unamortized deferred financing costs	(34,534)	(35,058)
Total Debt	$71,184,519	$57,211,004

Explanatory Notes:

(1)	On September 27, 2019, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature (“the Accordion Feature”) that permits the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, the Company amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment).

The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, the Company will pay, for the period through and including the calendar quarter ended March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility.

During the three months ended March 31, 2020, the Company incurred $0.2 million of unused fees related to the Credit Facility. The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with all of the Credit Facility’s debt covenants.

(2)	As of March 31, 2020, the one-month LIBOR rate was 0.99%.

(3)	Five properties are collateralized under this loan as of March 31, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

The scheduled principal repayments of indebtedness as of March 31, 2020 are as follows:

Year Ending December 31,	Amount
2020 – Remaining	$82,151
2021	193,899
2022	205,580
2023	68,218,425
2024	229,234
Thereafter	2,289,764
Total	$71,219,053

Note 7. Leases

As of March 31, 2020, all of the properties owned by the Company were occupied by a single tenant, the USPS, other than a de minimis non-postal tenant that shares space in a building leased to the USPS. Certain leases have expired and the balance expire at various dates through November 30, 2029.

Future minimum lease payments to be received as of March 31, 2020 under non-cancellable operating leases for the next five years and thereafter are as follows: (1)

Year Ending December 31,	Amount
2020 – Remaining(2)	$9,531,480
2021	11,600,963
2022	8,553,461
2023	6,471,524
2024	4,329,108
Thereafter	5,248,174
Total	$45,734,710

Explanatory Notes:

(1)	The above minimum lease payments to be received do not include reimbursements from the USPS for real estate taxes.
(2)

As of March 31, 2020, the leases at 31 of our properties had expired and the USPS was occupying such properties as a holdover tenant. In addition, the lease at one of our properties is a month to month lease.

During the three months ended March 31, 2020, the Company assumed an operating ground lease at one of our properties which includes rent escalations throughout the lease term (including renewal options) and expires on September 30, 2059. Ground lease expense is included in “Property Operating Expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Year Ending December 31,	Amount
2020 – Remaining	$16,805
2021	22,400
2022	22,400
2023	22,400
2024	22,960
Thereafter	1,159,690
Total	$1,266,655

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 8. Income Taxes

Income tax expense related to UPH for the three months ended March 31, 2019 was $39,749 at an effective tax rate of 13.4%. The effective tax rate for the three months ended March 31, 2019 differs from the statutory rate of 21% due to certain entities included in the combined consolidated financial statements that are not subject to tax at the entity level, state taxes and interest and penalties from unrecognized tax benefits primarily related to the utilization of loss carryforwards.

In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For the three months ended March 31, 2020, income tax expense related to PRM was $10,197.

The Company has unrecognized tax benefits as of March 31, 2020 of $0.6 million which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the consolidated balance sheet.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. While we do not expect these provisions to have a material impact on the Company’s taxable income or tax liabilities, we will continue to analyze the provisions of the CARES Act and related guidance as it is published.

Note 9. Related Party Transactions

Management Fee Income

PRM recognized management fee income of $0.3 million for the three months ended March 31, 2020 and the Predecessor recognized management fee income of $0.3 million for the three months ended March 31, 2019 from various properties which were affiliated with Mr. Spodek. These amounts are included in “Fee and other income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Accrued management fees receivable of $0.1 million and $0.08 million as of March 31, 2020 and December 31, 2019, respectively, are included in “Rents and other receivables” on the Company’s Consolidated Balance Sheets.

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for the three months ended March 31, 2020 was $47,782 and was recorded in “General and administrative expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations. As of March 31, 2020, $3,096 was outstanding and payable and is included in “Accounts payable, accrued expenses and other.”

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

The following table represents the Company’s future rental payments related to the New Lease:

Year Ending December 31,	Amount
2020 – Remaining	$138,367
2021	188,869
2022	194,535
2023	200,371
2024	76,244
Total	$798,386

Guarantees

Mr. Spodek, our chief executive officer, has personally guaranteed our loans with First Oklahoma Bank and Vision Bank, totaling $2.8 million. As a guarantor, Mr. Spodek’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with our interests and could result in a conflict of interest.

Note 10. Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations.(1)

For the Three Months Ended March 31, 2020
Numerator for earnings per share – basic and diluted:
Net loss attributable to common stockholders	$(677,755)
Less: Income attributable to participating securities	(71,535)
Numerator for earnings per share — basic and diluted	$(749,290)
Denominator for earnings per share – basic and diluted	5,174,569

Basic and diluted earnings per share	$(0.14)

Explanatory Note:

(1)	The combined statements of operations prior to May 17, 2019 represents the activity of the Predecessor and EPS was not applicable.

Note 11. Stockholder’s Equity

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Dividends

During the three months ended March 31, 2020, the Board approved and the Company declared and paid dividends of $1.4 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.17 per share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
January 30, 2020	February 14, 2020	February 28, 2020	$0.17

Non-controlling Interests

Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. The Company issued 483,333 OP Units in connection with a portfolio that the Company acquired, 53,230 LTIP Units to the Company’s CEO for his 2019 incentive bonus and 13,708 LTIP Units to the Company’s CEO during the three months ended March 31, 2020. As of March 31, 2020, and December 31, 2019, non-controlling interests consisted of 2,640,795 OP Units and 186,942 LTIP Units and 2,157,462 OP Units and 120,004 LTIP Units, respectively. This represented approximately 34.2% and 30.0% of the outstanding Operating Partnership units as of March 31, 2020 and December 31, 2019, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, in shares of the Company’s Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A Common Stock that were authorized for issuance under the plan were 541,584. As of March 31, 2020, the remaining shares available under the Plan for future issuance was 40,237. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

The following table presents a summary of restricted stock, LTIP Units and RSUs. The balance as of March 31, 2020 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, at beginning of period	148,847	120,003	—	268,850	$16.96
Granted	104,051	66,938	62,096	233,085	$13.72
Converted to common stock	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—
Forfeited	(588)	—	—	(588)	$17.00
Outstanding, at end of period	252,310	186,941	62,096	501,347	$15.45

Explanatory Notes:

(1)	Represents restricted shares awards included in common stock.

(2)	The time-based restricted share awards granted to our officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to our directors’ vest over one to three years.

(3)	LTIP units to our officers and employees typically vest over three to eight years. During the quarter ended March 31, 2020, 2,843 LTIPs issued to an employee vested as a result of a modification of the award. In May 2020, pursuant to the Plan, the Company issued 27,365 LTIP Units to the Company’s CEO in lieu of his salary payable for the period from the one year anniversary of the IPO to December 31, 2020. LTIP Units issued to the Company’s CEO in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant.

(4)	Includes 38,672 RSUs granted to certain officers of the Company during the three months ended March 31, 2020 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2022. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,253 time-based RSUs issued for 2019 incentive bonuses to certain employees that vested fully on February 14, 2020, the date of grant and 10,171 time-based RSUs granted to certain employees for their election to defer 2020 salary that vest on December 31, 2020. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

During the three months ended March 31, 2020, the Company recognized compensation expense of $0.7 million related to all awards which is recorded in “General and administrative” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

As of March 31, 2020, there was $6.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 3.65 years.

Employee Stock Purchase Plan

In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits us to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the close of the offering period. As of March 31, 2020, 3,538 shares have been issued under the ESPP since commencement. During the three months ended March 31, 2020, the Company recognized compensation expense of $8,545 which is recorded in “General and administrative” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 12. Commitments and Contingencies

As of March 31, 2020, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

Note 13. Subsequent Events

Recently, the outbreak of a novel strain of coronavirus (COVID-19) has adversely impacted global economic activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and associated government responses are creating disruption in, and adversely impacting, many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of COVID-19. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company and its tenant, which could adversely affect the Company and its financial performance. The Company received all of its April, May and June rents and payments due from holdover tenants and has not received any request for rent concessions as the date of this Quarterly Report. In addition, given the dislocation and government-imposed travel related limitations as a consequence of the pandemic, the Company’s ability to complete acquisitions in the near-term may be delayed.

On April 14, 2020, the Company borrowed an additional $6.0 million under the Credit Facility.

On April 27, 2020, the Board of Directors approved an amendment and restatement of the Alignment of Interest Program of the Company (as amended and restated, the “Alignment of Interest Program”), previously approved by the Board of Directors and in which the Company’s named executive officers and directors of the Company are eligible to participate. Among other amendments, the Alignment of Interest Program was amended to expand the class of participants eligible to be selected to participate in the Alignment of Interest Program by the Corporate Governance and Compensation Committee of the Board of Directors to include any Company employees or other individuals providing services to the Company or its affiliates, provided that they are eligible to participate in the Equity Incentive Plan.

On April 27, 2020, the Board of Directors amended the Equity Incentive Plan, subject to the approval of stockholders. Such amendment solely increases the total number of shares of Class A common stock that may be issued pursuant to awards granted under the Equity Incentive Plan from 541,584 shares to 1,291,584 shares. The remainder of the Equity Incentive Plan remains unchanged.

On April 30, 2020, the Company's Board of Directors approved and the Company declared a first quarter common stock dividend of $0.20 per share which was paid on May 29, 2020 to stockholders of record on May 11, 2020.

On April 30, 2020, the Company closed on the acquisition of a 13-building portfolio leased to the USPS in various states for approximately $7.1 million. In connection with the purchase, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%. The financing matures in April 2040. In addition, the Company purchased six postal properties in individual or smaller portfolio transactions for approximately $3.4 million.

In May 2020, the Company determined that it had overdrawn its Credit Facility by approximately $5.1 million. The Company satisfied such amount with a portion of the proceeds from the secured mortgage financing described below.

On May 15, 2020, the Company paid down $0.5 million on the Credit Facility.

On May 28, 2020, the Company completed the separation of deed and transfer of the real property attributable to a de minimis non-postal tenant that shares space in a building leased to the USPS. At the time of the IPO a property located in Milwaukee, WI, a portion of which is leased to the USPS, was contributed to the Company. It was intended that the non-postal portion of the property would revert back to an entity affiliated with Mr. Spodek once a separation of the deed was completed. The portion of the property leased to the USPS remains owned by a wholly owned subsidiary of the Operating Partnership. The independent members of our Board of Directors ratified the no consideration transfer.

On June 8, 2020, the Company obtained $9.2 million of mortgage financing at a fixed interest rate of 4.25% with interest only payable for the first 18 months, which resets in January 2027 to the greater of Prime or 4.25%. The financing matures in June 2040.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

On June 8, 2020, the Company paid down $6.0 million on the Credit Facility.

On June 25, 2020, the Company amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment).

As of June 25, 2020, the Company had entered into a definitive agreement to acquire one postal property leased to the USPS for approximately $1.7 million. Formal due diligence has been completed and the transaction is expected to close during the third quarter of 2020, subject to the satisfaction of customary closing conditions.

Current Lease Renewal and Revised USPS Lease Form

As of June 25, 2020, the leases at 43 of our properties (consisting of 20 properties for which leases expired in 2019, including one lease that expired as of the date of our acquisition, and 23 properties for which leases expired in 2020) had expired and the USPS is occupying such properties as a holdover tenant, aggregating $1.9 million in annualized rental income. To date, the USPS has not vacated or notified us of its intention to vacate any of these 43 properties. The Company has received all holdover rent on a month to month basis, with the USPS paying the greater of market rent or the rent amount under the expired lease.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. To date, we have not renewed or entered into revised leases for any of our leases with the USPS that expired in 2019 or 2020.

As of June 25, 2020, we have not entered into any definitive documentation with respect to any addendum to the revised form of our modified double-net lease, rental rates or leases for the 43 properties at which the USPS is a holdover tenant, and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated and Combined Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership (“our Operating Partnership”), of which we are the sole general partner and which we refer to in this Quarterly Report as our Operating Partnership.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	change in the status of the USPS as an independent agency of the executive branch of the U.S. federal government;

●	change in the demand for postal services delivered by the USPS;

●	the solvency and financial health of the USPS;

●	defaults on, early terminations of or non-renewal of leases by the USPS;

●	the competitive market in which we operate;

●	changes in the availability of acquisition opportunities;

●	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

●	our failure to successfully operate developed and acquired properties;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	change in our business, financing or investment strategy or the markets in which we operate;

●	fluctuations in mortgage rates and increased operating costs;

●	changes in the method pursuant to which reference rates are determined and the phasing out of LIBOR after 2021;

●	general economic conditions;

●	financial market fluctuations;

●	our failure to generate sufficient cash flows to service our outstanding indebtedness;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	failure to hedge effectively against interest rate changes;

●	our reliance on key personnel whose continued service is not guaranteed;

●	the outcome of claims and litigation involving or affecting us;

●	changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general;

●	operations through joint ventures and reliance on or disputes with co-venturers;

●	cybersecurity threats;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;

●	lack or insufficient amounts of insurance;

●	limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify for or maintain such status; and

●	public health threats such as COVID-19.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A titled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We will elect to be treated as a REIT under the Code beginning with our short taxable year ended December 31, 2019, upon the filing of our federal income tax return for such year. As long as we qualify and maintain our qualification as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.

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

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of March 31, 2020, we owned approximately 65.8% of the outstanding common units of limited partnership interest in the Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”) including long term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units”). Our Board oversees our business and affairs.

Executive Overview

We are an internally managed REIT with a focus on acquiring and managing properties leased to the USPS. We believe the overall opportunity for consolidation that exists in the sector is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that will generate strong earnings for our shareholders.

At the completion of our IPO and the Formation Transactions, we owned a portfolio of 271 postal properties located in 41 states comprising approximately of 872,000 net leasable interior square feet, all of which were leased to the USPS. As of March 31, 2020, our portfolio consisted of 549 owned postal properties, located in 45 states and comprising approximately 1.7 million net leasable interior square feet.

Q1 2020 Highlights

Acquisitions

●	Closed on the acquisition of a 21-property portfolio leased to the USPS for approximately $13.6 million, which includes 483,333 OP Units.

●	Closed on the acquisition of a 42-property portfolio leased to the USPS for approximately $8.8 million.

●	Closed on the acquisition of 20 additional properties leased to the USPS in individual or smaller portfolio transactions for approximately $8.1 million.

Debt

●	We exercised a portion of the accordion feature on the Credit Facility to increase our permitted borrowing capacity up to $150.0 million and borrowed an additional $14.0 million under the Credit Facility, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. Subject to certain conditions and borrowing base limitations, the total aggregate capacity under the Credit Facility is $200.0 million.

Equity

●	Our Board of Directors approved and we declared a fourth quarter common stock dividend of $0.17 per share which was paid on February 28, 2020 to stockholders of record on February 14, 2020.

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

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31, 2024, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Factors That May Influence Future Results of Operations

COVID-19 Pandemic

Recently, the outbreak of a novel strain of coronavirus (COVID-19) has adversely impacted global economic activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and associated government responses are creating disruption in, and adversely impacting, many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of COVID-19. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenant, which could adversely affect the Company and its financial performance. The Company received all of its April, May and June rents and payments due from holdover tenants and has not received any request for rent concessions as of the date of this Quarterly Report.

In addition, given the dislocation and government-imposed travel related limitations as a consequence of the pandemic, the Company’s ability to complete acquisitions in the near-term may be delayed. The Company has also been affected in that: (i) we have permitted certain employees to work from home, which slowed, for example, the Company’s routine quarterly close process; and (ii) we have been impacted by delays in communications with, and operations of, various counterparties. Although the effectiveness of our work from home practices have improved since implementation, the continued and future improvement of such practices, as well as communications with, and the operations of, various counterparties, is highly uncertain and cannot be predicted.

The USPS

We are dependent on the USPS’s financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government.

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

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by PRM, our TRS. Rental income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. As of March 31, 2020, all properties leased to the USPS had an average remaining lease term of 2.94 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

Operating Expenses

We lease our properties to the USPS. The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, routine maintenance and the reimbursement of property taxes and the landlord is responsible for insurance and roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Current Lease Renewal and Revised USPS Lease Form” for further discussion.

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

Indebtedness and Interest Expense

Interest expense for our Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, See Note 6. Debt for further details. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. On September 27, 2019, we entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million (the “Accordion Feature”). On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. As of March 31, 2020, the leases at 31 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). Refer to Item 5. Other Information of this Quarterly Report for a discussion of such amendment. We intend to use the Credit Facility for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

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

Current Lease Renewal and Revised USPS Lease Form

As of June 25, 2020, the leases at 43 of our properties (consisting of 20 properties for which leases expired in 2019, including one lease that expired as the date of our acquisition, and 23 properties for which leases expired in 2020) had expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately 163,000 interior square feet and $1.9 million in annualized rental income. To date, the USPS has not vacated or notified us of its intention to vacate any of these 43 properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of market rent or the rent amount under the expired lease. During this holdover period, all maintenance responsibilities shift back to the USPS while it continues to reimburse property taxes. As of June 25, 2020, monthly rent rates on 42 of 43 holdover properties are approximately 5.8% higher than the rent rate in effect at the time of expiration of the prior lease. The remaining holdover property was a below market lease where the rental rate increased significantly.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. To date, we have not renewed or entered into revised leases for any of our leases with the USPS that expired in 2019 or 2020.

As of June 25, 2020, we believe we have tentatively agreed to preliminary terms with the USPS on an addendum to its revised form of lease, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated. We also believe we have tentatively agreed to preliminary terms on rental rates for 19 of the 20 leases that expired in 2019 and 7 of the 23 leases that have expired in 2020. In addition, we believe that in connection with executing revised form of leases, we will receive a lump sum reimbursement from the USPS for increased rents from the date of expiration to the date of lease execution. We anticipate that we will execute new, revised-form leases with the addendum for the leases that expired in 2019 in the near-term. However, we have not entered into any definitive documentation with respect to this addendum, rental rates or leases for the 43 properties at which the USPS is a holdover tenant, and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

As we adopt the USPS’s revised form of our modified double-net lease going forward, we anticipate that our property operating expenses and initial leasing costs may increase; however, we believe that the net impact of these additional expenses may be generally offset by our ability to negotiate contractual rent increases in excess of such expenses, which, if successful, could result in minimal changes to our net income as we adopt this new form of lease as our legacy leases expire.

Results of Operations

Comparison of the three months ended March 31, 2020 and March 31, 2019

	For the Three Months Ended March 31,			%
	2020	2019(1)	$ Change	Change
Revenues
Rental income	$4,300,771	$1,492,386	$2,808,835	188.2%
Tenant reimbursements	601,346	236,856	364,490	153.9%
Fee and other income	295,519	286,926	8,593	3.0%
Total revenues	5,197,636	2,016,168	3,181,468	157.8%

Operating expenses
Real estate taxes	641,944	249,789	392,155	157.0%
Property operating expenses	407,048	251,706	155,342	61.7%
General and administrative	2,301,543	376,891	1,924,652	510.7%
Depreciation and amortization	2,034,868	480,443	1,554,425	323.5%
Total operating expenses	5,385,403	1,358,829	4,026,574	296.3%

(Loss) income from operations	(187,767)	657,339	(845,106)	(128.6)%
Interest expense, net
Contractual interest expense	(728,226)	(358,467)	(369,759)	103.2%
Write-off and amortization of deferred financing fees	(104,462)	(3,181)	(101,281)	>3000%
Interest income	826	1,134	(308)	(27.2)%
Total interest expense, net	(831,862)	(360,514)	(471,348)	130.7%
(Loss) income before income tax expense	(1,019,629)	296,825	(1,316,454)	(443.5)%
Income tax expense	(10,197)	(39,749)	29,552	(74.3)%
Net (loss) income	$(1,029,826)	$257,076	$(1,286,902)	(500.6)%

Explanatory Note:

(1)	Reflects the results of operations of the Predecessor for the three months ended March 31,2019.

Revenues

Total revenues increased by $3.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in revenue is attributable to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Rental income – Rental income increased by $2.8 million quarter over quarter and is made up of $0.2 million related to the properties purchased by our Predecessor and $2.6 million for the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Tenant reimbursements – Tenant reimbursements increased $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Operating Expenses

Real estate taxes – Real estate taxes increased by $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.2 million to $0.4 million for the three months ended March 31, 2020 from $0.3 million for the three months ended March 31, 2019. Property management expenses are included within property operating expenses and increased by $76,685 to $241,536 for the three months ended March 31, 2020 from $164,851 for the three months ended March 31, 2019. The remainder of the increase of $0.2 million is related to repairs and maintenance and insurance for the 81 properties that were acquired as part of the Formation Transactions and the properties that we have acquired since our IPO.

General and administrative – General and administrative expenses increased by $1.9 million to $2.3 million for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2019, primarily due to higher professional fees and increased personnel and investor relations expenses as a result of being a public company. In addition, $0.3 million of the general and administrative expense is attributable to acquisition related expenses for the postal properties that were acquired. In addition, we had equity-based compensation expense of $0.7 million related to stock awards that were issued in connection with our IPO and in the first quarter of 2020. Our Predecessor did not have any equity-based compensation expense.

Depreciation and amortization – Depreciation and amortization expense increased by $1.6 million to $2.0 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019 and is primarily related to the properties that we acquired as part of the Formation Transactions and the properties that were acquired since our IPO.

Income Tax Expense – Income tax expense decreased by $0.03 million to $0.01 million for the three months ended March 31, 2020 from $0.04 million for the three months ended March 31, 2019 and was primarily attributable to a higher taxable income related to UPH. This is offset by income tax expense of $0.01 million related to PRM for the three months ended March 31, 2020.

Interest Expense

During the three months ended March 31, 2020, we incurred interest expense of $0.8 million compared to $0.4 million for the three months ended March 31, 2019. The increase in interest expense is primarily due to the Credit Facility we entered into during 2019, which has an outstanding balance of $68.0 million as of March 31, 2020.

Cash Flows

Comparison of the three months ended March 31, 2020 and the three months ended March 31, 2019

The Company had cash of $2.8 million as of March 31, 2020 compared to $0.4 million as of March 31, 2019.

Cash flow from operating activities – Net cash provided by operating activities increased by $0.9 million to $1.4 million for the three months ended March 31, 2020 compared to $0.5 million for the same period in 2019. The increase in net cash provided by operating activities was primarily due to an increase in rental income due to the properties that were acquired as part of our Formation Transactions and the properties since our IPO.

Cash flow to investing activities – Net cash used in investing activities increased by $22.5 million to $23.2 million for the three months ended March 31, 2020 compared to $0.7 million for the same period in 2019. The increase was primarily due to the acquisition of postal properties during the three months ended March 31, 2020.

Cash flow from financing activities – Net cash provided by financing activities increased by $11.9 million to $12.2 million for the three months ended March 31, 2020 compared to $0.3 million for the same period in 2019. This increase was primarily due to the $14.0 million we borrowed under the Credit Facility, offset by dividends that were paid during the three months ended March 31, 2020.

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

We calculate AFFO by starting with FFO and adjusting for recurring capital expenditures (defined as all capital expenditures that are recurring in nature, excluding capital improvements that are incurred in connection with the acquisition of a property or obtaining a lease or lease renewal) and acquisition related expenses (defined as acquisition-related expenses that are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio, including due diligence costs for acquisitions not consummated and certain auditing and accounting fees incurred that were directly related to completed acquisitions or dispositions) that are not capitalized and then adding back non-cash items including: non-real estate depreciation, loss on extinguishment of debt, write-off and amortization of debt issuance costs, straight-line rent adjustments, fair value lease adjustments and non-cash components of compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is widely-used by other REITs and is helpful to investors as a meaningful additional measure of our ability to make capital investments. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs.

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

The following table provides a reconciliation of net loss before allocation to non-controlling interests, the most comparable GAAP measure, to FFO and AFFO:

For the Three Months Ended March 31, 2020

Net loss	$(1,029,826)
Depreciation and amortization of real estate assets	2,034,868
FFO	$1,005,042

Recurring capital expenditures	(98,757)
Acquisition related expenses	295,037
Amortization of debt issuance costs	104,462
Straight-line rent adjustments	(7,937)
Amortization of above and below market leases	(316,275)
Non-cash stock compensation expense	713,810
AFFO	$1,695,382

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $2.8 million of cash and $0.7 million of escrows and reserves as of March 31, 2020.

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

The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, we paid, for the period through and including the calendar quarter ending March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100.0 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and will pay for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility. We are permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the accordion feature on the Credit Facility to increase permitted borrowings by $50.0 million to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. As of March 31, 2020, we had $68.0 million outstanding under our Credit Facility. Also, as of March 31, 2020, the leases at 31 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). Refer to Item 5. Other Information of this Quarterly Report for a discussion of such amendment. We intend to use our Credit Facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes.

Our Credit Facility is guaranteed, jointly and severally, by our Company and certain indirect subsidiaries of our Company (the “Subsidiary Guarantors”) and includes a pledge of equity interests in the Subsidiary Guarantors. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and make distributions. The Credit Agreement requires compliance with consolidated financial maintenance covenants to be tested quarterly, including a maximum consolidated secured indebtedness ratio, maximum consolidated leverage ratio, minimum consolidated fixed charge coverage ratio, minimum consolidated tangible net worth, maximum dividend payout ratio, maximum consolidated unsecured leverage ratio, and minimum debt service coverage ratio. The Credit Agreement also contains certain customary events of default, including the failure to make timely payments under our Credit Facility, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and potentially acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facility and the potential issuance of securities.

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

Consolidated Indebtedness as of March 31, 2020

As of March 31, 2020, we had approximately $71.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2020 with respect to the outstanding indebtedness of the Company:

	Amount Outstanding as of March 31, 2020	Interest Rate at March 31, 2020	Maturity Date
Credit Facility(1)	$68,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,506,588	4.00%	September 2036
First Oklahoma Bank(4)	374,582	4.50%	December 2037
Vision Bank – 2018(5)	892,613	5.00%	January 2038
Seller Financing (6)	445,000	6.00%	January 2025
Total Principal	$71,219,053

Explanatory Notes:

(1)	On September 27, 2019, we entered into our Credit Agreement, which provides for revolving commitments in an aggregate principal amount of a $100.0 million and an accordion feature that permits us to borrow up to $200.0 million, subject to customary conditions. During the three months ended March 31, 2020, we amended the Credit Agreement in order to exercise a portion our accordion feature to increase permitted borrowings to $150.0 million from $100.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. As of March 31, 2020, $150.0 million in aggregate principal amount under the Credit Facility was authorized and $68.0 million was drawn. Our ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of March 31, 2020, we were in compliance with all of the Credit Facility’s debt covenants. On April 14, 2020, we borrowed an additional $6.0 million under the Credit Facility. In May 2020, we determined that we had overdrawn our Credit Facility by approximately $5.1 million. We satisfied such amount with a portion of the proceeds from the secured mortgage financing described below. As of the date of this filing, $67.5 million is outstanding under the Credit Facility. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). Refer to Item 5. Other Information of this Quarterly Report for a discussion of such amendment.

(2)	As of March 31, 2020, the one-month LIBOR rate was 0.99%.

(3)	Five properties are collateralized under this loan as of March 31, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

Secured Borrowings as of March 31, 2020

As of March 31, 2020, we had approximately $3.2 million of secured borrowings outstanding, all of which was fixed rate debt with a weighted average interest rate of 4.61% per annum.

Historically, our Predecessor’s equity capital was principally provided by Mr. Spodek as the majority equity owner of the Predecessor entities and its debt capital was principally provided through first mortgage loans on the properties owned by the Predecessor and promissory notes payable to related parties. Following the completion of our IPO and the Formation Transactions, we repaid approximately $31.7 million of indebtedness of the Predecessor using a portion of the net proceeds from our IPO. Depending on our ability to borrow under our Credit Facility, we may pursue significant secured borrowings in the future; although, we have not entered into any preliminary or binding documentation with respect to any such additional secured borrowings and there is no guarantee that any lender will be willing to lend to us on the terms and timing that we expect, if at all.

Dividends

To qualify and maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2020 we paid cash dividends of $0.17 per share. On April 30, 2020, our Board of Directors approved and we declared a first quarter common stock dividend of $0.20 per share which was paid on May 29, 2020 to stockholders of record on May 11, 2020.

Subsequent Real Estate Acquisitions and Related Financings

On April 30, 2020, we closed on the acquisition of a 13-building portfolio leased to the USPS in various states for approximately $7.1 million. In connection with the purchase, we obtained $4.5 million of mortgage financing at a fixed interest rate of 4.25%, with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%. The financing matures in April 2040. In addition, we purchased six postal properties in individual or smaller portfolio transactions for approximately $3.4 million.

On June 8, 2020, we obtained $9.2 million of mortgage financing at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in January 2027 to the greater of Prime or 4.25%. The financing matures in June 2040.

Acquisition Pipeline

As of June 25, 2020, we had entered into a definitive agreement to acquire one additional postal property of approximately 9,000 square feet for a purchase price of approximately $1.7 million. Such transaction is anticipated to close during the third quarter subject to the satisfaction of customary closing conditions.

We continue to identify, and are in various stages of reviewing, additional postal properties for acquisition and believe there are strong opportunities to continue growing our pipeline. In addition, given the dislocation and government-imposed travel related limitations as a consequence of the COVID-19 pandemic, the Company’s ability to complete acquisitions in the near-term may be delayed.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the heading titled “Critical Accounting Policies and Estimates” in Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies and estimates of the Predecessor and the Company, as applicable.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 3 of our Consolidated and Combined Consolidated Financial Statements included herein.

Inflation

Because most of our leases provide for fixed annual rental payments without annual rent escalations, our rental income is fixed while our property operating expenses are subject to inflationary increases. A majority of our leases provide for tenant reimbursement of real estate taxes and thus the tenant must reimburse us for real estate taxes. We believe that if inflation increases expenses over time, increases in lease renewal rates will materially offset such increase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. Subject to maintaining our status as a REIT for federal income tax purposes, we may manage our market risk on variable rate debt through the use of derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. In the future, we may use interest rate swaps or other derivatives that fi x the rate on all or a portion of our variable rate debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes. We may utilize swap arrangements in the future.

As of March 31, 2020, our total indebtedness was approximately $71.2 million, consisting of approximately $68.0 million of variable-rate debt and approximately $3.2 million of fixed rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $340,000 on an annualized basis.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following risk factor is intended to supplement the risk factors previously disclosed.

We are required going forward to adopt and utilize the USPS’s revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems, and compensate third-party brokers of the USPS.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. To date, we have not renewed or entered into revised leases for any of our leases with the USPS that expired in 2019 or 2020. We are required going forward to adopt and utilize the USPS’s revised form of our modified double-net lease and pay commissions to third-party brokers of the USPS.

The potential effects and increased costs associated with adopting and utilizing the USPS’s revised form of our modified double-net lease and paying commissions to third-party brokers of the USPS may limit the number of attractive investment opportunities going forward and our financial condition, results of operations, cash flow and growth prospects could be materially adversely affected.

The following risk factor is intended to replace the risk factor previously titled, “Public health threats such as COVID-19 could have a material adverse effect on the demand for post office properties and USPS operations.”

The novel coronavirus (COVID-19) pandemic and measures being taken to prevent its spread, including government-imposed travel related limitations, could (i) negatively impact demand for USPS services and post office properties which would have a material adverse effect on our business, results of operations and financial condition and (ii) delay our ability to complete acquisitions in the near-term.

The ongoing novel coronavirus (COVID-19) pandemic and measures being taken to prevent its spread has resulted in a reduction in foot traffic in many public places, including post office properties. A continued reduction in the use of in-person services may reduce the demand for post office properties by the USPS and our results of operations could decline as a result. The ongoing novel coronavirus (COVID-19) pandemic has also caused a decline in mail volume, particularly in advertising conducted through the mail. Early estimates suggest that mail volume could decline by as much as 60% as compared to the previous year and by as much as 50% in the USPS’s second quarter of 2020, which runs from April through June. The USPS has predicted that it could lose as much as $23 billion in revenues over the next 18 months. Continued reduction or permanent changes to mail volume could reduce demand for postal properties and materially adversely affect our result of operations. Further, although the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was recently signed into law and remains subject to approval by the U.S. Treasury Department, includes a $10 billion loan to the USPS, there can be no assurances that this financing will be approved or sufficient to sustain USPS operations in light of current shortfalls resulting from reduced mail volumes. Additionally, the conditions precedent to receiving the $10 billion loan may include significant increases in fees charged by the USPS to companies such as Amazon, Inc. for package delivery services. Such increase may reduce demand for the USPS's package delivery services and materially adversely affect our results of operations. As of the date of this Quarterly Report, the USPS has not received any portion of the contemplated $10 billion loan.

In addition, the USPS is dependent on the efforts of its employees, many of whom come into contact with a large number of individuals on a daily basis. If USPS employees are unwilling or unable to report to work regularly because of the novel coronavirus (COVID-19) pandemic or USPS services are otherwise diminished as a result of governmental response to the pandemic, the demand for USPS services or the reputation of the USPS may suffer, leading to a reduced need for post office properties and adversely affecting our business and results of operations.

Furthermore, given the dislocation and government-imposed travel related limitations as a consequence of the pandemic, our ability to complete acquisitions in the near-term may be delayed. The Company has also been affected in that: (i) we have permitted certain employees to work from home, which slowed, for example, the Company’s routine quarterly close process; and (ii) we have been impacted by delays in communications with, and operations of, various counterparties. Although the effectiveness of our work from home practices have improved since implementation, the continued and future improvement of such practices, as well as communications with, and the operations of, various counterparties, is highly uncertain and cannot be predicted.

The following risk factor is intended to replace the risk factor previously titled, “As of December 31, 2019, 20 of our leases were either in holdover status or expired on December 31, 2019, and if we are unable to renew these leases on equivalent terms, we might experience lower rental income, net operating income, cash flows and funds available for distributions.”

As of June 25, 2020, the leases at 43 of our properties had expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

As of June 25, 2020, the leases at 43 of our properties (consisting of 20 properties for which leases expired in 2019, including one lease that expired as of the date of our acquisition, and 23 properties for which leases expired in 2020) had expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately 163,000 interior square feet and $1.9 million in annualized rental income. When a lease expires, the USPS becomes a holdover tenant on a month to month basis, typically paying the greater of market rent or the rent amount under the expired lease. To date, the USPS has not vacated or notified us of its intention to vacate any of these 43 properties. As of June 25, 2020, monthly rent rates on 42 of 43 holdover properties are approximately 5.8% higher than the rent rate in effect at the time of expiration of the prior lease. The remaining holdover property was a below market lease where the rental rate increased significantly. Due to the fact that the USPS is occupying 43 of our properties as a holdover tenant, such properties are excluded from being part of the borrowing base under our Credit Facility.

As of June 25, 2020, we believe we have tentatively agreed to preliminary terms with the USPS on an addendum to its revised form of lease, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated. We also believe we have tentatively agreed to preliminary terms on rental rates for 19 of the 20 leases that expired in 2019 and 7 of the 23 leases that have expired in 2020. We anticipate that we will execute new, revised-form leases with the addendum for the leases that expired in 2019 in the near-term. However, we have not entered into any definitive documentation with respect to this addendum, rental rates or leases for the 43 properties at which the USPS is a holdover tenant, and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

We might not be successful in renewing the leases that are in holdover status or that are expiring in 2020, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

The following risk factor is intended to replace the risk factor previously titled, “Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.”

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.

Depending on our ability to borrow under our Credit Facility, we may pursue significantly more secured borrowings in the future, although we have not entered into any preliminary or binding documentation with respect to any such additional secured borrowings and there is no guaranty that any lender will be willing to lend to us on the terms and timing that we expect, if at all. In order to qualify and maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We contributed the net proceeds of the IPO to our Operating Partnership in exchange for OP Units. Thereafter, there was no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on May 16, 2019. As of March 31, 2020, our Operating Partnership had fully used the net proceeds received from us as described below:

●	approximately $29.0 million to acquire interests in our initial properties;

●	approximately $31.7 million to repay mortgage debt secured by some of our initial properties;

●	approximately $6.1 million for general corporate purposes, including payment of expenses associated with our Formation Transactions, future acquisitions, transfer taxes and potentially, paying distributions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 25, 2020 (the “Amendment Effective Date”), Postal Realty LP, as the borrower (the “Borrower”), Postal Realty Trust, Inc. and certain subsidiaries, as guarantors, and People’s United Bank, National Association, as administrative agent (the “Administrative Agent”) for the benefit of the lenders (the “Lenders”) party to the Credit Agreement (as defined below) entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”) to the Credit Agreement by and among the Borrower, the Administrative Agent, the Lenders and BMO Capital Markets Corp., as joint lead arranger, dated as of September 27, 2019, as amended by that certain First Amendment to Credit Agreement (the “First Amendment”), dated as of January 30, 2020 (as amended by the First Amendment and the Second Amendment, the “Credit Agreement”).

The Second Amendment provides for certain amendments effective as of the Amendment Effective Date and through the term of the Credit Agreement. The Borrower and Lender agreed to the items listed below. Capitalized terms used in the list below and not defined therein have the meanings ascribed to them in the Second Amendment, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

●	The Borrowing Base is 60.0% of the Borrowing Base Portfolio Value;

●	The Borrowing Base Portfolio Value and Consolidated Total Real Estate Value calculations utilize a purchase date cutoff of six (6) calendar months; and the Borrowing Base Portfolio Value calculation utilizes an alternate metric for properties purchased at a capitalization rate of 7.0% or less and six (6) calendar months prior to such calculation;

●	To be classified as a Postal Lease, a Lease to the United States Postal Service does not require that the tenant pay all real estate taxes at the property; and

●	Consolidated Tangible Net Worth may not be less than (i) as of the last day of each calendar quarter ending September 30, 2019 and December 31, 2019, $50,000,000, and (ii) as of the last day of the calendar quarter ending March 31, 2020, $75,000,000, and (iii) as of the last day of each calendar quarter thereafter, the sum of (x) $75,000,000 plus (y) seventy-five percent (75%) of the aggregate net proceeds received by any Borrower Group Entity in connection with any offering of Equity Interests in the REIT on or after June 25, 2020.

The foregoing description of the Second Amendment is qualified in its entirety by reference to the full text of the Second Amendment.

Item 6. Exhibits

Exhibit	Exhibit Description
10.1

First Amendment to Credit Agreement, dated as of January 30, 2020, by and among Postal Realty LP, Postal Realty Trust, Inc., the subsidiary guarantors party thereto, certain lenders party thereto and People’s United Bank, National Association, as administrative agent.*

10.2

Second Amendment to Credit Agreement, dated as of June 25, 2020, by and among Postal Realty LP, Postal Realty Trust, Inc., the subsidiary guarantors party thereto and People’s United Bank, National Association, as administrative agent.*

10.3

Postal Realty Trust, Inc. Amended and Restated Alignment of Interest Program, effective as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2020).†

31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of President, Treasurer and Secretary furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of President, Treasurer and Secretary furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.

†	Compensatory plan or arrangement.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated and Combined Consolidated Statements of Operations (Unaudited); (iii) Consolidated and Combined Consolidated Statements of Equity (Unaudited); (iv) Consolidated and Combined Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Consolidated and Combined Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: June 26, 2020	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: June 26, 2020	By:	/s/ Jeremy Garber
Jeremy Garber
President, Treasurer and Secretary
(Principal Financial Officer)