Form 10-Q
period 2020-06-30
Postal Realty Trust, Inc.
filed 2020-08-14
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the registrant had 9,449,352 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSTAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Real estate properties
Land	$32,528,667	$25,147,732
Building and improvements	125,168,945	92,873,637
Tenant improvements	2,910,913	2,562,293
Total real estate properties	160,608,525	120,583,662
Less: Accumulated depreciation	(10,735,163)	(8,813,579)
Total real estate properties, net	149,873,362	111,770,083
Cash	4,895,427	12,475,537
Rent and other receivables	1,991,301	1,710,314
Prepaid expenses and other assets, net	4,667,105	2,752,862
Escrow and reserves	714,251	708,066
Deferred rent receivable	87,035	33,344
In-place lease intangibles, net	8,258,395	7,315,867
Above market leases, net	22,590	22,124
Total Assets	$170,509,466	$136,788,197

Liabilities and Equity
Liabilities:
Secured borrowings, net	$16,623,546	$3,211,004
Revolving credit facility	67,469,056	54,000,000
Accounts payable, accrued expenses and other	4,236,786	3,152,799
Below market leases, net	7,639,889	6,601,119
Total Liabilities	95,969,277	66,964,922

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 5,423,861 and 5,285,904 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	54,239	52,859
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of June 30, 2020 and December 31, 2019	272	272
Additional paid-in capital	54,351,945	51,396,226
Accumulated deficit	(5,416,113)	(2,575,754)
Total Stockholders’ Equity	48,990,343	48,873,603
Operating Partnership unitholders’ non-controlling interests	25,549,846	20,949,672
Total Equity	74,540,189	69,823,275
Total Liabilities and Equity	$170,509,466	$136,788,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$4,640,403	$1,856,428	$8,941,174	$3,348,814
Tenant reimbursements	652,748	273,229	1,254,094	510,085
Fee and other income	311,786	276,325	607,305	563,251
Total revenues	5,604,937	2,405,982	10,802,573	4,422,150
Operating expenses:
Real estate taxes	696,865	288,771	1,338,809	538,560
Property operating expenses	394,434	248,586	801,482	500,292
General and administrative	1,916,905	968,032	4,218,448	1,344,923
Depreciation and amortization	2,161,782	767,772	4,196,650	1,248,215
Total operating expenses	5,169,986	2,273,161	10,555,389	3,631,990
Income from operations	434,951	132,821	247,184	790,160
Interest expense, net:
Contractual interest expense	(544,915)	(228,040)	(1,273,141)	(586,507)
Write-off and amortization of deferred financing fees	(115,399)	(1,854)	(219,861)	(5,035)
Loss on early extinguishment of predecessor debt	—	(185,586)	—	(185,586)
Interest income	661	1,124	1,487	2,258
Total interest expense, net	(659,653)	(414,356)	(1,491,515)	(774,870)
(Loss) income before income tax expense	(224,702)	(281,535)	(1,244,331)	15,290
Income tax expense	(4,925)	(6,259)	(15,122)	(46,008)
Net loss	(229,627)	(287,794)	(1,259,453)	(30,718)
Net income attributable to non-controlling interest in properties	—	(1,493)	—	(4,336)
Net income attributable to Predecessor	—	(209,181)	—	(463,414)
Net loss attributable to Operating Partnership unitholders’ non-controlling interests	79,077	106,672	431,148	106,672
Net loss attributable to common stockholders	$(150,550)	$(391,796)	$(828,305)	$(391,796)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.08)	$(0.19)	$(0.08)
Weighted average common shares outstanding:
Basic and Diluted	5,205,153	5,164,264	5,189,900	5,164,264

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(DEFICIT)

(UNAUDITED)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total Stockholders’ & Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total Equity
Balance - December 31, 2018	-	$4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)	$-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,377,758	1,774,879	-	-	1,774,879
Distributions and dividends	-	-	(150,000)	-	(1,067,515)	(1,217,515)	-	(521)	(1,218,036)
Net income (loss)	-	-	-	(173,554)	427,787	254,233	-	2,843	257,076
Balance – March 31, 2019	-	$4,000,200	$3,688,614	$(11,177,430)	$(1,357,793)	$(4,846,409)	$-	$46,915	$(4,799,494)
Capital contributions	-	-	-	-	293,373	293,373	-	-	293,373
Distributions and dividends	-	-	(549,191)	-	(310,174)	(859,365)	-	(5,667)	(865,032)
Net income (loss)	-	-	-	3,210	205,971	209,181	-	1,493	210,674
Balance - May 16, 2019	-	$4,000,200	$3,139,423	$(11,174,220)	$(1,168,623)	$(5,203,220)	$-	$42,741	$(5,160,479)

Net proceeds from sale of Common Stock	4,500,000	45,000	64,665,261	-	-	64,710,261	-	-	64,710,261
Formation transactions	664,264	(3,993,557)	(31,798,499)	11,174,220	1,168,623	(23,449,213)	22,662,907	(42,741)	(829,047)
Issuance and amortization of equity-based compensation	148,529	1,485	126,755	-	-	128,240	62,103	-	190,343
Dividends declared	-	-	-	(334,706)	-	(334,706)	(91,213)	-	(425,919)
Net income (loss)	-	-	-	(391,796)	-	(391,796)	(106,672)	-	(498,468)
Reallocation of non-controlling interest	-	-	10,117,974	-	-	10,117,974	(10,117,974)	-	-
Balance – June 30, 2019	5,312,793	53,128	46,250,914	(726,502)	-	45,577,540	12,409,152	-	57,986,692

Balance - December 31, 2019	5,313,110	$53,131	$51,396,226	$(2,575,754)	$-	$48,873,603	$20,949,672	$-	$69,823,275
Issuance of OP Units in connection with transaction	-	-	-	-	-	-	7,921,828	-	7,921,828
Issuance and amortization of equity-based compensation	103,463	1,035	519,215	-	-	520,250	185,015	-	705,265
Issuance and amortization under the Employee Stock Purchase Plan (“ESPP”)	3,538	35	53,160	-	-	53,195	-	-	53,195
Dividends declared ($0.17 per share)	-	-	-	(923,348)	-	(923,348)	(478,385)	-	(1,401,733)
Net loss	-	-	-	(677,755)	-	(677,755)	(352,071)	-	(1,029,826)
Reallocation of non-controlling interest	-	-	2,218,990	-	-	2,218,990	(2,218,990)	-	-
Balance – March 31, 2020	5,420,111	$54,201	$54,187,591	$(4,176,857)	$-	$50,064,935	$26,007,069	$-	$76,072,004

Issuance and amortization of equity-based compensation	42,297	423	351,248	-	-	351,671	181,352	-	533,023
Amortization under ESPP	-	-	1,557	-	-	1,557	-	-	1,557
Restricted stock withholding	(11,342)	(113)	(182,402)	-	-	(182,515)	-	-	(182,515)
Dividends declared ($0.20 per share)	-	-	-	(1,088,706)	-	(1,088,706)	(565,547)	-	(1,654,253)
Net loss	-	-	-	(150,550)	-	(150,550)	(79,077)	-	(229,627)
Reallocation of non-controlling interest	-	-	(6,049)	-	-	(6,049)	6,049	-	-
Balance – June 30, 2020	5,451,066	$54,511	$54,351,945	$(5,416,113)	$-	$48,990,343	$25,549,846	-	74,540,189

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,259,453)	$(30,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,969,299	612,135
Amortization of in-place intangibles	2,227,351	636,080
Write-off and amortization of deferred financing costs	219,861	5,035
Amortization of above/below market leases	(609,562)	(190,828)
Amortization of intangible liability	(2,762)	-
Equity based compensation	1,248,278	190,343
Loss on extinguishment debt	-	185,586
Deferred rent receivable	(53,691)	(9,804)
Deferred rent expense payable	9,470	(44,156)
Deferred tax liability	-	(65,895)
Changes in assets and liabilities:
Rent and other receivables	(280,987)	(519,503)
Prepaid expenses and other assets	(361,717)	(117,106)
Due to affiliates	-	63,879
Accounts payable, accrued expenses and other	101,147	146,944
Net cash provided by operating activities	3,207,234	861,992

Cash flows from investing activities:
Acquisition of real estate	(33,212,115)	(26,908,804)
Acquisition and other deposits	(639,501)	(280,000)
Capital improvements	(341,446)	(25,695)
Other investing activities	(72,900)	-
Net cash used in investing activities	(34,265,962)	(27,214,499)

Cash flows from financing activities:
Proceeds from secured borrowings	13,674,311	-
Repayments of secured borrowings	(54,322)	(32,165,494)
Proceeds from revolving credit facility	20,000,000	-
Repayments of revolving credit facility	(6,530,944)	-
Proceeds from other financing activity	557,000	-
Repayments from other financing activity	(191,597)	-
Net proceeds from issuance of shares	-	69,684,886
Other formation transactions	-	(163,204)
Debt issuance costs	(766,704)	-
Proceeds from issuance of shares	44,650	-
Shares withheld for payment of taxes on restricted share vesting	(182,402)	-
Contributions from partners and members	-	2,068,252
Distributions and dividends	(3,055,986)	(1,587,664)
Other financing activities	(9,203)
Net cash provided by financing activities	23,484,803	37,836,776

Net (decrease) increase in Cash and Escrows and Reserves	(7,573,925)	11,484,269

Cash and Escrows and Reserves at the beginning of period	13,183,603	861,875

Cash and Escrow and Reserves at the end of period	$5,609,678	$12,346,144

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

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2020, the Company held an approximately 65.7% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which we are the primary beneficiary.

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

As of June 30, 2020, the Company owned a portfolio of 568 postal properties located in 47 states. Our properties were leased to a single tenant, the United States Postal Service (the “USPS”).

In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 400 postal properties, which are owned by Mr. Spodek and his affiliates, his family members and their partners.

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

The Company’s results of operations for the three and six months ended June 30, 2019 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of December 31, 2019 and June 30, 2020 reflects solely the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

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

	Predecessor		Postal Realty Trust, Inc.
	April 1,	January 1,	May 17,
	2019	2019	2019
	through	through	through
	May 16,	May 16,	June 30,
	2019	2019	2019
Revenues:
Rental income	$756,969	$2,249,355	$1,099,459
Tenant reimbursements	111,219	348,075	162,010
Fee and other income	141,033	427,959	135,292
Total revenues	1,009,221	3,025,389	1,396,761

Operating Expenses:
Real estate taxes	117,723	367,512	171,048
Property operating expenses	115,010	366,716	133,576
General and administrative	106,557	483,448	861,475
Depreciation and amortization	245,313	725,756	522,459
Total operating expenses	584,603	1,943,432	1,688,558

Income (loss) from operations	424,618	1,081,957	(291,797)

Interest expense, net:
Contractual interest expense	(212,352)	(570,819)	(15,688)
Amortization of deferred financing costs	(1,592)	(4,773)	(262)
Loss on early extinguishment of Predecessor debt	-	-	(185,586)
Interest income	-	1,134	1,124
Total interest expense, net	(213,944)	(574,458)	(200,412)

Income (loss) before income tax expense	210,674	507,499	(492,209)
Income tax expense	-	(39,749)	(6,259)
Net income (loss)	210,674	467,750	(498,468)

Less:
Net income attributable to noncontrolling interest in properties	(1,493)	(4,336)	-
Net income attributable to Predecessor	$209,181	$463,414	-
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests			106,672
Net loss attributable to common stockholders			$(391,796)

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consists of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Company’s Consolidated Balance Sheets and Consolidated and Combined Consolidated Statements of Cash Flows:

	As of
	June 30, 2020	December 31, 2019
Cash	$4,895,427	$12,475,537
Escrows and reserves:
Maintenance reserve	664,825	663,339
ESPP reserve	49,426	44,727
Cash and escrows and reserves	$5,609,678	$13,183,603

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of June 30, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of June 30, 2020 and December 31, 2019 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $16.9 million and $3.2 million as compared to the principal balance of $16.9 million and $3.2 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

Impairment

The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and six months ended June 30, 2020 and 2019.

Concentration of Credit Risks

As of June 30, 2020, the Company’s properties were leased to a single tenant, the USPS. For the six months ended June 30, 2020, no state had a concentration of rental income over 10% as a percentage of total rental income. For the six months ended June 30, 2019, our total rental income of $3.3 million was concentrated in the following states: Texas (12.7%), Massachusetts (12.3%), Wisconsin (10.9%) and Pennsylvania (10.2%). The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on our overall business results.

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

See Note 11. Stockholder’s Equity for further details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Earnings per Share

The Company calculates net loss per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,855,102 potentially dilutive shares outstanding related to the issuance of OP Units and LTIP Units held by non-controlling interests as of June 30, 2020.

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records an ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. As of June 30, 2020, the Company was the lessee under one office lease and one ground lease that would require accounting under the ROU model.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 4. Real Estate Acquisitions

The following tables summarizes the Company’s acquisitions for the six months ended June 30, 2020. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows:

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
March 31, 2020(3)(4)(5)	83	$4,825,507	$24,572,597	$293,726	$2,477,174	$7,148	$(1,616,080)	$(34,098)	$30,525,974
June 30, 2020(6)	19	2,555,428	7,344,021	54,894	692,705	-	(38,934)	-	10,608,114
	102	$7,380,935	$31,916,618	$348,620	$3,169,879	$7,148	$(1,655,014)	$(34,098)	$41,134,088

Explanatory Notes:

(1)	Includes an intangible liability related to unfavorable operating leases on three properties that is included in “Accounts Payable, accrued expenses and other” on the Company’s Consolidated Balance Sheets.

(2)	Includes acquisition costs of $0.3 million for the three months ended March 31, 2020 and $0.2 million for the three months ended June 30, 2020.

(3)	Includes the acquisition of a 21-building portfolio leased to the USPS. The contract purchase price for the portfolio was $13.8 million, exclusive of closing costs, and giving effect to 483,333 OP Units issued to the sellers at a value of $17.00 per unit. The closing price of the Company’s common stock on January 10, 2020 was $16.39; therefore, total consideration at closing, including closing costs, was approximately $13.6 million of which $7.9 million represented the non-cash consideration (the value of the OP Units) issued to the sellers.

(4)	Includes the acquisition of a 42-building portfolio leased to the USPS. The aggregate purchase price of such portfolio was approximately $8.8 million, including closing costs, which was funded with borrowings under our Credit Facility.

(5)	Includes the acquisition of 20 postal properties in individual or smaller portfolio transactions for approximately $8.1 million, including closing costs.

(6)

Includes the acquisition of a 13-building portfolio leased to the USPS in various states for approximately $7.2 million, including closing costs. In addition, the Company purchased six postal properties in individual or smaller portfolio transactions for approximately $3.4 million, including closing costs.

Note 5. Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
June 30, 2020:
In-place lease intangibles	$16,957,903	$(8,699,508)	$8,258,395
Above-market leases	47,768	(25,178)	22,590
Below-market leases	(10,327,315)	2,687,426	(7,639,889)

December 31, 2019:
In-place lease intangibles	$13,788,024	$(6,472,157)	$7,315,867
Above-market leases	40,620	(18,496)	22,124
Below-market leases	(8,672,301)	2,071,182	(6,601,119)

Amortization of in-place lease intangibles was $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively and $0.4 million and $0.6 million for the three and six months ended June 30, 2019, respectively. This amortization is included in “Depreciation and amortization” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Amortization of acquired above market leases was $3,576 and $6,682 for the three and six months ended June 30, 2020, respectively, and $2,616 and $4,986 for the three and six months ended June 30, 2019, respectively and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Amortization of acquired below market leases was $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Future amortization/accretion of these intangibles is below:

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2020 – Remaining	$1,945,917	$5,889	$(529,407)
2021	2,968,481	6,717	(1,004,488)
2022	1,549,204	5,774	(893,108)
2023	917,586	3,139	(811,708)
2024	452,078	1,071	(721,221)
Thereafter	425,129	-	(3,679,957)
Total	$8,258,395	$22,590	$(7,639,889)

Note 6. Debt

The following table summarizes the Company’s indebtedness as of June 30, 2020 and December 31, 2019:

	Outstanding Balance as of June 30, 2020	Outstanding Balance as of December 31, 2019	Interest Rate at June 30, 2020	Maturity Date
Revolving Credit Facility(1)	$67,469,056	$54,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,490,882	1,522,672	4.00%	September 2036
First Oklahoma Bank(4)	371,120	378,005	4.50%	December 2037
Vision Bank – 2018(5)	884,739	900,385	5.00%	January 2038
Seller Financing(6)	445,000	445,000	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	4,522,311	-	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	9,152,000	-	4.25%	June 2040
Total Principal	84,335,108	57,246,062
Unamortized deferred financing costs	(242,506)	(35,058)
Total Debt	$84,092,602	$57,211,004

Explanatory Notes:

(1)	On September 27, 2019, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature (“the Accordion Feature”) that permits the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, the Company amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. In May 2020, the Company determined that it had overdrawn its Credit Facility by approximately $5.1 million. The Company satisfied such amount with a portion of the proceeds from the First Oklahoma Bank-June 2020 secured mortgage financing. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment).

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

During the three and six months ended June 30, 2020, the Company incurred $0.1 million and $0.2 million, respectively, of unused fees related to the Credit Facility. The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with all of the Credit Facility’s debt covenants.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

(2)	As of June 30, 2020, the one-month LIBOR rate was 0.16%.

(3)	Five properties are collateralized under this loan as of June 30, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-building portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%. The financing matures in April 2040.

(8)	The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%. The financing matures in June 2040.

The scheduled principal repayments of indebtedness as of June 30, 2020 are as follows:

Year Ending December 31,	Amount
2020 – Remaining	$55,189
2021	220,587
2022	701,225
2023	68,204,893
2024	767,852
Thereafter	14,385,362
Total	$84,335,108

Note 7. Leases

As of June 30, 2020, all of the properties owned by the Company were occupied by a single tenant, the USPS. Certain leases have expired and the balance expire at various dates through November 30, 2029.

Future minimum lease payments to be received as of June 30, 2020 under non-cancellable operating leases for the next five years and thereafter are as follows: (1)

Year Ending December 31,	Amount
2020 – Remaining(2)	$7,578,190
2021	14,219,786
2022	10,753,252
2023	8,248,719
2024	5,703,053
Thereafter	7,326,944
Total	$53,829,944

Explanatory Notes:

(1)	The above minimum lease payments to be received do not include reimbursements from the USPS for real estate taxes.

(2)	As of June 30, 2020, the leases at 43 of our properties had expired and the USPS was occupying such properties as a holdover tenant. In addition, the lease at one of our properties is a month to month lease. Holdover rent is paid as the greater of market rent or the rent amount due under the expired lease.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenant and operating results.

During the six months ended June 30, 2020, the Company assumed an operating ground lease at one of our properties which includes rent escalations throughout the lease term (including renewal options) and expires on September 30, 2059. Ground lease expense is included in “Property Operating Expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Year Ending December 31,	Amount
2020 – Remaining	$11,200
2021	22,400
2022	22,400
2023	22,400
2024	22,960
Thereafter	1,159,690
Total	$1,261,050

Note 8. Income Taxes

Income tax expense related to UPH for the three and six months ended June 30, 2019 was zero and $39,749 at an effective tax rate of 13.4%. The effective tax rate for the three months and six months ended June 30, 2019 differs from the statutory rate of 21% due to certain entities included in the combined consolidated financial statements that are not subject to tax at the entity level, state taxes and interest and penalties from unrecognized tax benefits primarily related to the utilization of loss carryforwards. During the three and six months ended June 30, 2020, the Company recorded a benefit of $9,657 due to finalizing certain state taxes filings of UPH.

In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For the three and six months ended June 30, 2020, income tax expense related to PRM was $14,582 and $24,779, respectively.

The Company has unrecognized tax benefits as of June 30, 2020 of $0.5 million which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the consolidated balance sheet.

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

Note 9. Related Party Transactions

Management Fee Income

PRM recognized management fee income of $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively and the Predecessor recognized management fee income of $0.1 million and $0.4 million for the three and six months ended June 30, 2019 from various properties which were affiliated with Mr. Spodek. Following the IPO, PRM recognized management fee income of $0.1 million for the three and six months ended June 30, 2019 from various properties which are affiliated with the Company’s CEO. These amounts are included in “Fee and other income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Accrued management fees receivable of $0.1 million and $0.08 million as of June 30, 2020 and December 31, 2019, respectively, are included in “Rents and other receivables” on the Company’s Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for the three and six months ended June 30, 2020 was $47,782 and $95,564, respectively, was recorded in “General and administrative expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

The following table represents the Company’s future rental payments related to the New Lease:

Year Ending December 31,	Amount
2020 – Remaining	$84,975
2021	188,869
2022	194,535
2023	200,371
2024	76,244
Total	$744,994

Transfer of Real Property

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

Guarantees

Mr. Spodek, our chief executive officer, has personally guaranteed our loans with First Oklahoma Bank that were obtained prior to 2020 and Vision Bank, totaling $2.7 million. As a guarantor, Mr. Spodek’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with our interests and could result in a conflict of interest.

Note 10. Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for earnings per share – basic and diluted:
Net loss attributable to common stockholders	$(150,550)	$(391,796)	$(828,305)	$(391,796)
Less: Income attributable to participating securities	(89,316)	(16,715)	(160,851)	(16,715)
Numerator for earnings per share — basic and diluted	$(239,866)	$(408,511)	$(989,156)	$(408,511)
Denominator for earnings per share – basic and diluted	5,205,153	5,164,264	5,189,900	5,164,264

Basic and diluted earnings per share	$(0.05)	$(0.08)	$(0.19)	$(0.08)

Explanatory Note:

(1)	The combined statements of operations prior to May 17, 2019 represents the activity of the Predecessor and EPS was not applicable.

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

Dividends

During the three and six months ended June 30, 2020, the Board approved and the Company declared and paid dividends of $1.7 million and $3.1 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.37 per share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
January 30, 2020	February 14, 2020	February 28, 2020	$0.17
April 30, 2020	May 11, 2020	May 29, 2020	$0.20

Non-controlling Interests

Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. During the six months ended June 30, 2020, the Company issued 483,333 OP Units in January 2020 in connection with a portfolio that the Company acquired, 53,230 LTIP Units in February 2020 to the Company’s CEO for his 2019 incentive bonus, 13,708 LTIP Units in March 2020 to the Company’s CEO and 27,365 LTIP Units in May 2020 to the Company’s CEO for his salary for the period of May 18, 2020 to December 31, 2020.

As of June 30, 2020, and December 31, 2019, non-controlling interests consisted of 2,640,795 OP Units and 214,307 LTIP Units and 2,157,462 OP Units and 120,004 LTIP Units, respectively. This represented approximately 34.3% and 30.0% of the outstanding Operating Partnership units as of June 30, 2020 and December 31, 2019, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, in shares of the Company’s Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A Common Stock that were authorized for issuance under the plan were 541,584. On April 27, 2020, the Board of Directors amended the Equity Incentive Plan to increase the total number of shares of Class A common stock that may be issued under the Plan from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. As of June 30, 2020, the remaining shares available under the Plan for future issuance was 751,697. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

The following table presents a summary of restricted stock, LTIP Units and RSUs. The balance as of  June 30, 2020 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2020	148,847	120,003	—	268,850	$16.96
Granted	146,348	94,303	62,096	302,747	$14.20
Vesting of restricted shares (5)	(61,181)	—	—	(61,181)	$17.00
Forfeited	(588)	—	—	(588)	$17.00
Outstanding, as of June 30, 2020	233,426	214,306	62,096	509,828	$15.35

Explanatory Notes:

(1)	Represents restricted shares awards included in common stock.

(2)	The time-based restricted share awards granted to our officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to our directors’ vest over one to three years.

(3)

LTIP units to our officers and employees typically vest over three to eight years. During the six months ended June 30, 2020, 2,843 LTIPs issued to an employee vested as a result of a modification of the award and 13,708 LTIPs to the Company’s CEO. In May 2020, pursuant to the Plan, the Company issued 27,365 LTIP Units to the Company’s CEO in lieu of his salary payable for the period from the one-year anniversary of the IPO to December 31, 2020. LTIP Units issued to the Company’s CEO in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant.

(4)	Includes 38,672 RSUs granted to certain officers of the Company during the six months ended June 30, 2020 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2022. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,253 time-based RSUs issued for 2019 incentive bonuses to certain employees that vested fully on February 14, 2020, the date of grant and 10,171 time-based RSUs granted to certain employees for their election to defer 2020 salary that vest on December 31, 2020. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

(5)	Includes 49,839 of restricted shares that vested and 11,342 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.

During the three and six months ended June 30, 2020, the Company recognized compensation expense of $0.5 million and $1.2 million, respectively, and during the three and six months ended June 30, 2019 the Company recognized $0.2 million, related to all awards which is recorded in “General and administrative” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

The fair value of restricted shares that vested during the six months ended June 30, 2020 was $1.0 million. As of June 30, 2020, there was $6.6 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.25 years.

Employee Stock Purchase Plan

In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits us to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the close of the offering period. As of June 30, 2020, 3,538 shares have been issued under the ESPP since commencement. During the three and six months ended June 30, 2020, the Company recognized compensation expense of $1,557 and $10,102 which is recorded in “General and administrative” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 12. Commitments and Contingencies

As of June 30, 2020, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

Note 13. Subsequent Events

On July 8, 2020, the Company borrowed an additional $4.5 million under the Credit Facility.

On July 15, 2020, the Company priced a public offering of 3.5 million shares of its Class A Common Stock (the “Follow-on Offering”) at $13.00 per share. On July 17, 2020, the underwriters purchased an additional 521,840 shares pursuant to a 30-day option to purchase up to an additional 525,000 shares at $13.00 per share (the “Additional Shares”). The Follow-on Offering, including the Additional Shares, closed on July 20, 2020 resulting in $52.2 million in gross proceeds, and approximately $49.4 million in net proceeds after deducting approximately $2.9 million in underwriting discounts and before giving effect to $0.9 million in other estimated expenses relating to the Follow-on Offering.

On July 17, 2020, the Company borrowed an additional $6.5 million under the Credit Facility.

On July 24, 2020, the Company paid down approximately $42.0 million under the Credit Facility with a portion of the proceeds received from the Follow-on Offering.

On July 30, 2020, the Company's Board of Directors approved, and the Company declared a second quarter common stock dividend of $0.205 per share which is payable on August 31, 2020 to stockholders of record as of August 14, 2020.

On August 7, 2020, the Company borrowed an additional $3.0 million under the Credit Facility. Currently, the Company had $39.5 million drawn on its Credit Facility.

As of August 11, 2020, we purchased 98 postal properties for approximately $23.4 million during the period subsequent to June 30, 2020.

As of August 11, 2020, the Company had entered into definitive agreements to acquire postal properties leased to the USPS for approximately $3.7 million. Formal due diligence has been completed and the majority of these transactions are expected to close during the third quarter of 2020, subject to the satisfaction of customary closing conditions.

Current Lease Renewal and Revised USPS Lease Form

As of August 11, 2020, the leases at 55 of our properties (consisting of one lease for which the lease expired in 2018 which we acquired in July 2020, 21 properties for which leases expired in 2019, including two leases that expired as of the date of our acquisition, and 33 properties for which leases expired in 2020) had expired and the USPS is occupying such properties as a holdover tenant, representing an aggregate annualized rental income of $2.4 million. As of the date of this report, the USPS has not vacated or notified us of its intention to vacate any of these 55 properties. The Company has received all holdover rent on a month to month basis, with the USPS paying the greater of estimated market rent or the rent amount due under the expired lease.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. As of the date of this report, we have not renewed or entered into revised leases for any of our leases with the USPS that are currently in holdover. In addition, we have not entered into any definitive agreement or addendum with to respect to the leases at the properties for which the USPS occupies as a holdover tenant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated and Combined Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and other reports filed with Securities and Exchange Commission

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership (“our Operating Partnership”), of which we are the sole general partner and which we refer to in this Quarterly Report as our Operating Partnership.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	change in the status of the USPS as an independent agency of the executive branch of the U.S. federal government;

●	change in the demand for postal services delivered by the USPS;

●	our ability to come to an agreement with the USPS regarding new leases;

●	the solvency and financial health of the USPS;

●	defaults on, early terminations of or non-renewal of leases by the USPS;

●	the competitive market in which we operate;

●	changes in the availability of acquisition opportunities;

●	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

●	our failure to successfully operate developed and acquired properties;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	change in our business, financing or investment strategy or the markets in which we operate;

●	fluctuations in mortgage rates and increased operating costs;

●	changes in the method pursuant to which reference rates are determined and the phasing out of LIBOR after 2021;

●	general economic conditions;

●	financial market fluctuations;

●	our failure to generate sufficient cash flows to service our outstanding indebtedness;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	failure to hedge effectively against interest rate changes;

●	our reliance on key personnel whose continued service is not guaranteed;

●	the outcome of claims and litigation involving or affecting us;

●	changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general;

●	operations through joint ventures and reliance on or disputes with co-venturers;

●	cybersecurity threats;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;

●	lack or insufficient amounts of insurance;

●	limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify for or maintain such status; and

●	public health threats such as COVID-19.

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

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of June 30, 2020, we owned approximately 65.7% of the outstanding common units of limited partnership interest in the Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”) including long term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units”). Our Board oversees our business and affairs.

Follow-on Offering

On July 15, 2020, we priced a public offering of 3.5 million shares of our Class A Common Stock (the “Follow-on Offering”) at $13.00 per share. On July 17, 2020, the underwriters purchased an additional 521,840 shares pursuant to a 30-day option to purchase up to an additional 525,000 shares at $13.00 per share (the “Additional Shares”). The Follow-on Offering, including the Additional Shares, closed on July 20, 2020 resulting in $52.2 million in gross proceeds and approximately $49.4 million in net proceeds after deducting approximately $2.9 million in underwriting discounts and before giving effect to $0.9 million in other estimated expenses relating to the Follow-on Offering.

Executive Overview

We are an internally managed REIT with a focus on acquiring and managing properties leased to the USPS. We believe the overall opportunity for consolidation that exists in the sector is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our shareholders.

At the completion of our IPO and the Formation Transactions, we owned a portfolio of 271 postal properties located in 41 states comprising approximately of 872,000 net leasable interior square feet, all of which were leased to the USPS. As of June 30, 2020, our portfolio consisted of 568 owned postal properties, located in 47 states and comprising approximately 1.8 million net leasable interior square feet.

Q2 2020 Highlights

Acquisitions and Related Financings

●	Closed on the acquisition of a 13-property portfolio leased to the USPS for approximately $7.2 million, including closing costs. In connection, with the purchase we obtained $4.5 million of mortgage financing at a fixed interest rate of 4.25%, with interest-only payments due for the first 18 months. The financing matures in April 2040.

●	Closed on the acquisition of 6 additional postal properties leased to the USPS in individual or smaller portfolio transactions for approximately $3.4 million, including closing costs.

Debt

●	On June 8, 2020, we obtained $9.2 million mortgage financing at a fixed interest rate of 4.25%, with interest-only payments due for the first 18 months. The financing matures in June 2040.

●	On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, the restrictive covenants related to Consolidated Tangible Net Worth.

Equity

●	Our Board of Directors approved and we declared a first quarter common stock dividend of $0.20 per share which was paid on May 29, 2020 to stockholders of record on May 11, 2020.

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

Factors That May Influence Future Results of Operations

COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to present uncertainty and risk with respect to the Company’s operations and the operations of the USPS, which could adversely affect the Company and its financial performance Although the Company has received all of its July rents and payments due from holdover tenants and has not received any request for rent concessions as of the date of this Quarterly Report, our ability to continue to collect rents as they become due is unclear and rent concessions may be forthcoming.

In addition, while the Company has maintained its operations during the pandemic and state-mandated lock-downs, some of the Company’s operations may be negatively impacted should the duration and effects of the pandemic or state-required lock-downs become longer or more severe. Specifically, should state imposed lock-downs be re-implemented in certain areas, the Company’s ability to identify and complete property and portfolio acquisitions may be delayed or disrupted.

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

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by PRM, our TRS. Rental income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. As of June 30, 2020, all properties leased to the USPS had an average remaining lease term of 2.41 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

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

Indebtedness and Interest Expense

Interest expense for our Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, See Note 6. Debt for further details. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. On September 27, 2019, we entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million (the “Accordion Feature”). On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease.. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). As of June 30, 2020, the leases at 43 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility We intend to use the Credit Facility for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

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

Current Lease Renewal and Revised USPS Lease Form

As of August 11, 2020, the leases at 55 of our properties (consisting of one lease for which the lease expired in 2018 which we acquired in July 2020, 21 properties for which leases expired in 2019, including two leases that expired as of the date of our acquisition, and 33 properties for which leases expired in 2020) had expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately 220,000 interior square feet and $2.4 million in annualized rental income. To date, the USPS has not vacated or notified us of its intention to vacate any of these 55 properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for some additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. To date, we have not renewed or entered into revised leases for any of our leases with the USPS that have expired in 2019 or 2020 and the one lease that we acquired that expired in 2018.

As of August 11, 2020, we believe we have tentatively agreed to preliminary terms with the USPS on an addendum to its revised form of lease for leases requiring annual rent in excess of $25,000, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated. We also have agreed in letters of intent to preliminary terms on rental rates for 80 out of 90 properties for which leases expired or will expire in 2020 or before, including 48 of 55 properties for which leases have expired, and at which the USPS is a holdover tenant. Of the remaining ten properties with leases expired or will expire in 2020 or before, six are from properties acquired in 2020. In addition, we believe that in connection with executing revised-form leases, we will generally receive a lump sum reimbursement from the USPS for increased rents and any real estate taxes the Company paid from the date of expiration to the date of lease execution. We anticipate that we will execute new, revised-form leases for all remaining leases that have expired, and the addendum for such leases requiring annual rent in excess of $25,000. However, we have not entered into any definitive documentation with respect to this addendum, rental rates or leases for the 55 properties at which the USPS is a holdover tenant, and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

As we adopt the USPS’s revised form of our modified double-net lease going forward, we anticipate that our property operating expenses and initial leasing costs may increase; however, we believe that the net impact of these additional expenses may be generally offset by our ability to negotiate contractual rent increases in excess of such expenses, which, if successful, could result in minimal changes to our projected net income as we adopt this new form of lease as our legacy leases expire.

Results of Operations

Comparison of the three months ended June 30, 2020 and June 30, 2019

	For the Three Months Ended June 30,			%
	2020	2019(1)	$ Change	Change
Revenues
Rental income	$4,640,403	$1,856,428	$2,783,975	150.0
Tenant reimbursements	652,748	273,229	379,519	138.9
Fee and other income	311,786	276,325	35,461	12.8
Total revenues	5,604,937	2,405,982	3,198,955	133.0

Operating expenses
Real estate taxes	696,865	288,771	408,094	141.3
Property operating expenses	394,434	248,586	145,848	58.7
General and administrative	1,916,905	968,032	948,873	98.0
Depreciation and amortization	2,161,782	767,772	1,394,010	181.6
Total operating expenses	5,169,986	2,273,161	2,896,825	127.4

Income from operations	434,951	132,821	302,130	227.5
Interest expense, net
Contractual interest expense	(544,915)	(228,040)	(316,875)	139.0
Write-off and amortization of deferred financing fees	(115,399)	(1,854)	(113,545)	>100.0
Loss on extinguishment of debt	—	(185,586)	185,586	(100.0)
Interest income	661	1,124	(463)	(41.2)
Total interest expense, net	(659,653)	(414,356)	(245,297)	59.2
Loss before income tax expense	(224,702)	(281,535)	56,833	(20.2)
Income tax expense	(4,925)	(6,259)	1,334	(21.3)
Net loss	$(229,627)	$(287,794)	$58,167	(20.2)

Explanatory Note:

(1)	Includes the results of operations of the Predecessor for the period from April 1, 2019 to May 16, 2019.

Revenues

Total revenues increased by $3.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in revenue is attributable to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Rental income – Rental income increased by $2.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and is made up of $0.2 million related to the properties purchased by our Predecessor and $2.6 million for the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Tenant reimbursements – Tenant reimbursements increased $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Fee and other income – Fee and other income increased by $35,461, or 12.8%, to $311,786 for the three months ended June 30, 2020 from $276,325 for the three months ended June 30, 2019, primarily due to higher insurance recoveries for the three months ended June 30, 2020, offset by lower miscellaneous income.

Operating Expenses

Real estate taxes – Real estate taxes increased by $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as a result of the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.1 million to $0.4 million for the three months ended June 30, 2020 from $0.3 million for the three months ended June 30, 2019. The increase was a result of an increase in property management expenses of $0.02 million to $189,155 for the three months ended June 30, 2020 from $164,296 for the three months ended June 30, 2019. The remainder of the increase of $0.08 million is related to repairs and maintenance and insurance for the 81 properties that were acquired as part of the Formation Transactions and the properties that we have acquired since our IPO.

General and administrative – General and administrative expenses increased by $0.9 million to $1.9 million for the three months ended June 30, 2020 from $1.0 million for the three months ended June 30, 2019, primarily due to higher professional fees and increased personnel and investor relations expenses as a result of being a public company. In addition, equity-based compensation expense increased by $0.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to additional awards granted during the first quarter of 2020. Our Predecessor did not have any equity-based compensation expense.

Depreciation and amortization – Depreciation and amortization expense increased by $1.4 million to $2.2 million for the three months ended June 30, 2020 from $0.8 million for the three months ended June 30, 2019 and is primarily related to the properties that we acquired as part of the Formation Transactions and the properties that were acquired since our IPO.

Interest Expense

During the three months ended June 30, 2020, we incurred interest expense of $0.7 million compared to $0.4 million for the three months ended June 30, 2019. The increase in interest expense was due to the interest paid on the $67.5 million outstanding balance on our Credit Facility. This increase is offset by a loss on early extinguishment of debt incurred in connection with the IPO.

Comparison of the six months ended June 30, 2020 and June 30, 2019

	For the Six Months Ended June 30,			%
	2020	2019(1)	$ Change	Change
Revenues
Rental income	$8,941,174	$3,348,814	$5,592,360	167.0
Tenant reimbursements	1,254,094	510,085	744,009	145.9
Fee and other income	607,305	563,251	44,054	7.8
Total revenues	10,802,573	4,422,150	6,380,423	144.3

Operating expenses
Real estate taxes	1,338,809	538,560	800,249	148.6
Property operating expenses	801,482	500,292	301,190	60.2
General and administrative	4,218,448	1,344,923	2,873,525	213.7
Depreciation and amortization	4,196,650	1,248,215	2,948,435	236.2
Total operating expenses	10,555,389	3,631,990	6,923,399	190.6

Income from operations	247,184	790,160	(542,976)	(68.7)
Interest expense, net
Contractual interest expense	(1,273,141)	(586,507)	(686,634)	117.1
Write-off and amortization of deferred financing fees	(219,861)	(5,035)	(214,826)	>100.0
Loss on early extinguishment of predecessor debt	-	(185,586)	185,586	(100.0)
Interest income	1,487	2,258	(771)	(34.1)
Total interest expense, net	(1,491,515)	(774,870)	(716,645)	92.5
(Loss) income before income tax expense	(1,244,331)	15,290	(1,259,621)	<100.0
Income tax expense	(15,122)	(46,008)	30,886	(67.1)
Net loss	$(1,259,453)	(30,718)	(1,228,735)	>100.0

Explanatory Note:

(1)	Includes the results of operations of the Predecessor for the period from January 1, 2019 to May 16, 2019.

Revenues

Total revenues increased by $6.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in revenue is attributable to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Rental income – Rental income increased by $5.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and is made up of $0.4 million related to the properties purchased by our Predecessor and $5.2 million for the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Tenant reimbursements – Tenant reimbursements increased $0.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Fee and other income. Other revenue increased by $44,054, or 7.8%, to $607,289 for the six months ended June 30, 2020 from $563,251 for the six months ended June 30, 2019, primarily due to higher insurance recoveries for the six months ended June 30, 2020, offset by lower miscellaneous income.

Operating Expenses

Real estate taxes – Real estate taxes increased by $0.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.3 million to $0.8 million for the six months ended June 30, 2020 from $0.5 million for the six months ended June 30, 2019. The increase was a result of an increase in property management expenses of $0.1 million to $430,691 for the six months ended June 30, 2020 from $329,146 for the six months ended June 30, 2019. The remainder of the increase of $0.2 million is related to repairs and maintenance and insurance for the 81 properties that were acquired as part of the Formation Transactions and the properties that we have acquired since our IPO.

General and administrative – General and administrative expenses increased by $2.9 million to $4.2 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019, primarily due to higher professional fees and increased personnel and investor relations expenses as a result of being a public company. In addition, equity-based compensation expense increased by $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to additional compensation expense for awards that have been granted since our IPO.

Depreciation and amortization – Depreciation and amortization expense increased by $2.9 million to $4.2 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019 and is primarily related to the properties that we acquired as part of the Formation Transactions and the properties that were acquired since our IPO.

Income Tax Expense – Income tax expense decreased by $30,886 to $15,122 for the six months ended June 30, 2020 from $46,008 for the six months ended June 30, 2019 and was primarily attributable to a reduction in taxable income related to UPH, offset by an increase in income tax expense related to PRM for the six months ended June 30, 2020.

Interest Expense

During the six months ended June 30, 2020, we incurred interest expense of $1.5 million compared to $0.8 million for the six months ended June 30, 2019. The increase in interest expense is due to the interest paid on the $67.5 million outstanding balance on our Credit Facility. This increase is offset by a loss on early extinguishment of debt incurred in connection with the IPO.

Cash Flows

Comparison of the six months ended June 30, 2020 and the six months ended June 30, 2019

The Company had $4.9 million of cash and $0.7 million of escrows and reserves as of June 30, 2020 compared to $11.7 million of cash and $0.6 million of escrows and reserves as of June 30, 2019.

Cash flow from operating activities – Net cash provided by operating activities increased by $2.3 million to $3.2 million for the six months ended June 30, 2020 compared to $0.9 million for the same period in 2019. The increase in net cash provided by operating activities was primarily due to an increase in rental income due to the properties that were acquired as part of our Formation Transactions and the properties since our IPO.

Cash flow from investing activities – Net cash used in investing activities increased by $7.1 million to $34.3 million for the six months ended June 30, 2020 compared to $27.2 million for the same period in 2019. The increase was primarily due to the acquisition of postal properties during the six months ended June 30, 2020.

Cash flow from financing activities – Net cash provided by financing activities decreased by $14.3 million to $23.5 million for the six months ended June 30, 2020 compared to $37.8 million for the same period in 2019. This decrease was primarily due to the proceeds from the IPO during the six months ended June 30, 2019 offset by higher net borrowings during the six months ended June 30, 2020.

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

We calculate AFFO by starting with FFO and adjusting for recurring capital expenditures (defined as all capital expenditures that are recurring in nature, excluding beginning with Q2 2020 as a policy change all capital improvements that are planned at the acquisition of a property or obtaining a lease or lease renewal) and acquisition related expenses (defined as acquisition-related expenses that are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio, including due diligence costs for acquisitions not consummated and certain auditing and accounting fees incurred that were directly related to completed acquisitions or dispositions) that are not capitalized and then adding back non-cash items including: non-real estate depreciation, loss on extinguishment of debt, write-off and amortization of debt issuance costs, straight-line rent adjustments, fair value lease adjustments and non-cash components of compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is widely-used by other REITs and is helpful to investors as a meaningful additional measure of our ability to make capital investments. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs.

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

The following table provides a reconciliation of net loss before allocation to non-controlling interests, the most comparable GAAP measure, to FFO and AFFO:

For the Three Months Ended June 30, 2020

Net loss	$(229,627)
Depreciation and amortization of real estate assets	2,161,782
FFO	$1,932,155

Recurring capital expenditures	(123,375)
Acquisition related expenses	51,345
Amortization of debt issuance costs	115,399
Straight-line rent adjustments	(36,284)
Amortization of above and below market leases	(293,287)
Non-cash stock compensation expense	534,580
AFFO	$2,180,533

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $4.9 million of cash and $0.7 million of escrows and reserves as of June 30, 2020.

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

On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the accordion feature on the Credit Facility to increase permitted borrowings by $50.0 million to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. As of June 30, 2020, we had $67.5 million outstanding under our Credit Facility. Also, as of June 30, 2020, the leases at 43 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility. We believe that we have agreed to preliminary terms regarding re-leasing 40 of these properties. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment).

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

Consolidated Indebtedness as of June 30, 2020

As of June 30, 2020, we had approximately $84.3 million of outstanding consolidated principal indebtedness. The following table sets forth information as of June 30, 2020 with respect to the outstanding indebtedness of the Company:

	Amount Outstanding as of	Interest Rate at
	June 30,	June 30,
	2020	2020	Maturity Date
Credit Facility(1)	$67,469,056	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,490,882	4.00%	September 2036
First Oklahoma Bank(4)	371,120	4.50%	December 2037
Vision Bank – 2018(5)	884,739	5.00%	January 2038
Seller Financing(6)	445,000	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	4,522,311	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	9,152,000	4.25%	June 2040
Total Principal	$84,335,108

Explanatory Notes:

(1)	On September 27, 2019, we entered into our Credit Agreement, which provides for revolving commitments in an aggregate principal amount of a $100.0 million and an accordion feature that permits us to borrow up to $200.0 million, subject to customary conditions. During the three months ended March 31, 2020, we amended the Credit Agreement in order to exercise a portion our accordion feature to increase permitted borrowings to $150.0 million from $100.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On April 14, 2020, we borrowed an additional $6.0 million under the Credit Facility. In May 2020, we determined that we had overdrawn our Credit Facility by approximately $5.1 million. We satisfied such amount with a portion of the proceeds from the secured mortgage financing described below. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). Refer to Item 5. Other Information of this Quarterly Report for a discussion of such amendment. As of June 30, 2020, $150.0 million in aggregate principal amount under the Credit Facility was authorized and $68.0 million was drawn. Our ability to borrow under the Credit Facility is subject to continued compliance with a number of customary affirmative and negative covenants. As of June 30, 2020, we were in compliance with all of the Credit Facility’s debt covenants. As of the date of this filing, $39.5 million is outstanding under the Credit Facility.

(2)	As of June 30, 2020, the one-month LIBOR rate was 0.16%.

(3)	Five properties are collateralized under this loan as of March 31, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-building portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%. The financing matures in April 2040.

(8)	The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%. The financing matures in June 2040.

Secured Borrowings as of June 30, 2020

As of June 30, 2020, we had approximately $16.9 million of secured borrowings outstanding, all of which was fixed rate debt with a weighted average interest rate of 4.3% per annum.

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

Dividends

To qualify and maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and six months ended June 30, 2020, we paid cash dividends of $0.20 and $0.37 per share, respectively. On July 30, 2020, our Board of Directors approved and we declared a second quarter common stock dividend of $0.205 per share which is payable on August 31, 2020 to stockholders of record on August 14, 2020.

Subsequent Real Estate Acquisitions

As of August 11, 2020, we purchased 98 postal properties for approximately $23.4 million during the period subsequent to June 30, 2020.

Acquisition Pipeline

As of August 11, 2020, we had entered into definitive agreements to acquire postal properties for a purchase price of approximately $3.7 million. The majority of these transactions are anticipated to close by the end of the third quarter subject to the satisfaction of customary closing conditions.

We continue to identify, and are in various stages of reviewing, additional postal properties for acquisition and believe there are strong opportunities to continue growing our pipeline.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

As of June 30, 2020, our total indebtedness was approximately $84.3 million, consisting of approximately $67.5 million of variable-rate debt and approximately $16.8 million of fixed rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $337,000 on an annualized basis.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The following risk factors are intended to supplement the risk factors previously disclosed.

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

As of August 11, 2020, the leases at 55 of our properties had expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

As of August 11, 2020, the leases at 55 of our properties (consisting of one lease for which the lease expired in 2018 which we acquired in July 2020, 21 properties for which leases expired in 2019, including two leases that expired as of the date of our acquisition, and 33 properties for which leases expired in 2020) had expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately 220,000 interior square feet and $2.4 million in annualized rental income. When a lease expires, the USPS becomes a holdover tenant on a month to month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. To date, the USPS has not vacated or notified us of its intention to vacate any of these 55 properties. Due to the fact that the USPS is occupying 55 of our properties as a holdover tenant, such properties are currently excluded from being part of the borrowing base under our Credit Facility.

As of August 11, 2020, we believe we have tentatively agreed to preliminary terms with the USPS on an addendum to its revised form of lease for leases acquiring annual rent in excess of $25,000, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated. We also have agreed in letters of intent to preliminary terms on rental rates for 80 out of 90 properties for which leases expired or will expire in 2020 or before, including 48 of 55 properties for which leases have expired, and at which the USPS is a holdover tenant. Of the remaining ten properties with leases expired or will expire in 2020 or before, six are from properties acquired in 2020. We anticipate that we will execute new, revised-form leases for all remaining leases that have expired, and the addendum for such leases requiring annual rent in excess of $25,000. However, we have not entered into any definitive documentation with respect to this addendum, rental rates or leases for the 55 properties at which the USPS is a holdover tenant, and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

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

Changes in leadership and strategy within the USPS may disrupt our business, which could have a material effect on our operations, financial position and results of operations.

In May 2020, the USPS Board of Governors unanimously appointed Louis DeJoy as the Postmaster General. DeJoy took office on June 15, 2020. As of August 7, 2020, the USPS has reassigned or displaced twenty-three postal executives including two executives overseeing day-to-day operations. The USPS has also implemented a management hiring freeze and will be requesting future Voluntary Early Retirement Authority from the Office of Personnel Management for certain employees not represented by a collective bargaining agreement. Postmaster General DeJoy, in a memo to employees, directed USPS workers to leave mail at distribution centers if delays occurred, stating that the distribution centers will have to keep the mail for additional days, if necessary. Additionally, memoranda from the Postmaster General have prohibited the use of overtime to deliver mail and limited the ability of local postmasters to hire additional staff. These changes are being made in an effort to reduce costs and it is possible that the USPS will implement additional changes to reduce expenses.

In the wake of the pandemic, there has been an increase in the number of packages the USPS has shipped, largely stemming from an increase in e-commerce transactions. The USPS has estimated that week-to-week package deliveries increased between twenty and fifty percent in April, and between sixty and eighty percent in May. Additionally, the number of absentee ballots used in the November 2020 election is expected to increase compared to the 2016 election, wherein nearly a quarter of the 136 million presidential ballots were mailed in. If, as a result of backlogs or political accusations, the USPS were to suffer reputational harm, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS.

The extent to which these changes will affect our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess. The USPS is subject to legislative and other constraints which may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of post office locations and adversely affecting our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit	Exhibit Description
10.1	Postal Realty Trust, Inc. Amended and Restated Alignment of Interest Program, effective as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2020).†
10.2	Second Amendment to Credit Agreement, dated as of June 25, 2020, by and among Postal Realty LP, Postal Realty Trust, Inc., the subsidiary guarantors party thereto and People’s United Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 26, 2020).
10.3	Amendment No. 1 to the Postal Realty Trust, Inc. 2019 Equity Incentive Plan, effective as of June 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2020).†
31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of President, Treasurer and Secretary furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of President, Treasurer and Secretary furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.

†	Compensatory plan or arrangement.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated and Combined Consolidated Statements of Operations (Unaudited); (iii) Consolidated and Combined Consolidated Statements of Equity (Unaudited); (iv) Consolidated and Combined Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Consolidated and Combined Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: August 13, 2020	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Jeremy Garber
Jeremy Garber
President, Treasurer and Secretary
(Principal Financial Officer)