Form 10-Q
period 2020-09-30
Postal Realty Trust, Inc.
filed 2020-11-13
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 9,449,352 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSTAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$38,603,504	$25,147,732
Building and improvements	144,763,204	92,873,637
Tenant improvements	3,227,454	2,562,293
Total real estate properties, at cost	186,594,162	120,583,662
Less: Accumulated depreciation	(11,875,852)	(8,813,579)
Total real estate properties, net	174,718,310	111,770,083
Investment in financing lease, net	516,164	–
Total investments	175,234,474	111,770,083
Cash	7,786,677	12,475,537
Rent and other receivables	2,728,818	1,710,314
Prepaid expenses and other assets, net	3,669,503	2,752,862
Escrow and reserves	694,910	708,066
Deferred rent receivable	145,690	33,344
In-place lease intangibles, net	9,349,264	7,315,867
Above market leases, net	54,667	22,124
Total Assets	$199,664,003	$136,788,197

Liabilities and Equity
Liabilities:
Secured borrowings, net	$16,599,366	$3,211,004
Revolving credit facility	49,000,000	54,000,000
Accounts payable, accrued expenses and other	4,537,644	3,152,799
Below market leases, net	8,379,874	6,601,119
Total Liabilities	78,516,884	66,964,922

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 9,449,352 and 5,285,904 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	94,494	52,859
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of September 30, 2020 and December 31, 2019	272	272
Additional paid-in capital	101,303,229	51,396,226
Accumulated deficit	(8,246,422)	(2,575,754)
Total Stockholders’ Equity	93,151,573	48,873,603
Operating Partnership unitholders’ non-controlling interests	27,995,546	20,949,672
Total Equity	121,147,119	69,823,275
Total Liabilities and Equity	$199,664,003	$136,788,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$5,270,143	$2,387,082	$14,211,317	$5,735,896
Tenant reimbursements	743,622	342,419	1,997,716	852,504
Fee and other income	282,703	278,846	890,008	842,097
Total revenues	6,296,468	3,008,347	17,099,041	7,430,497

Operating expenses:
Real estate taxes	797,996	353,663	2,136,805	880,117
Property operating expenses	460,033	332,892	1,261,515	821,839
General and administrative	2,027,284	1,601,727	6,245,732	2,970,101
Depreciation and amortization	2,394,332	1,066,338	6,590,982	2,314,553
Total operating expenses	5,679,645	3,354,620	16,235,034	6,986,610

Income (loss) from operations	616,823	(346,273)	864,007	443,887

Interest expense, net:
Contractual interest expense	(484,272)	(48,916)	(1,757,413)	(635,423)
Write-off and amortization of deferred financing fees	(123,650)	(4,523)	(343,511)	(9,558)
Loss on early extinguishment of predecessor debt	—	—	—	(185,586)
Interest income	668	1,136	2,155	3,394
Total interest expense, net	(607,254)	(52,303)	(2,098,769)	(827,173)

Income (loss) before income tax expense	9,569	(398,576)	(1,234,762)	(383,286)
Income tax (expense) benefit	(29,754)	6,259	(44,876)	(39,749)
Net loss	(20,185)	(392,317)	(1,279,638)	(423,035)
Net income attributable to non-controlling interest in properties	—	—	—	(4,336)
Net income attributable to Predecessor	—	—	—	(463,414)
Net (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	5,001	84,348	436,149	191,020

Net loss attributable to common stockholders	$(15,184)	$(307,969)	$(843,489)	$(699,765)
Net loss per share:
Basic and Diluted	$(0.01)	$(0.06)	$(0.18)	$(0.14)

Weighted average common shares outstanding:
Basic and Diluted	8,425,708	5,164,264	6,276,145	5,164,264

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(DEFICIT)

(UNAUDITED)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total Stockholders’ & Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total Equity
Balance - December 31, 2018		$4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)	$-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,377,758	1,774,879	-	-	1,774,879
Distributions and dividends	-	-	(150,000)	-	(1,067,515)	(1,217,515)	-	(521)	(1,218,036)
Net income (loss)	-	-	-	(173,554)	427,787	254,233	-	2,843	257,076
Balance – March 31, 2019		$4,000,200	$3,688,614	$(11,177,430)	$(1,357,793)	$(4,846,409)	$-	$46,915	$(4,799,494)
Capital contributions	-	-	-	-	293,373	293,373	-	-	293,373
Distributions and dividends	-	-	(549,191)	-	(310,174)	(859,365)	-	(5,667)	(865,032)
Net income (loss)	-	-	-	3,210	205,971	209,181	-	1,493	210,674
Balance - May 16, 2019		$4,000,200	$3,139,423	$(11,174,220)	$(1,168,623)	$(5,203,220)	$-	$42,741	$(5,160,479)
Net proceeds from sale of Common Stock	4,500,000	45,000	64,665,261	-	-	64,710,261	-	-	64,710,261
Formation transactions	664,264	(3,993,557)	(31,798,499)	11,174,220	1,168,623	(23,449,213)	22,662,907	(42,741)	(829,047)
Issuance and amortization of equity-based compensation	148,529	1,485	126,755	-	-	128,240	62,103	-	190,343
Dividends declared	-	-	-	(334,706)	-	(334,706)	(91,213)	-	(425,919)
Net income (loss)	-	-	-	(391,796)	-	(391,796)	(106,672)	-	(498,468)
Reallocation of non-controlling interest	-	-	10,117,974	-	-	10,117,974	(10,117,974)	-	-
Balance – June 30, 2019	5,312,793	$53,128	$46,250,914	$(726,502)	$-	$45,577,540	$12,409,152	$-	$57,986,692
Issuance and amortization of equity-based compensation	317	3	262,181	-	-	262,184	132,346	-	394,530
Net income (loss)	-	-	-	(307,969)	-	(307,969)	(84,348)	-	(392,317)
Reallocation of non-controlling interest	-	-	(10,465)	-	-	(10,465)	10,465	-	-
Balance - September 30, 2019	5,313,110	$53,131	$46,502,630	$(1,034,471)	$-	$45,521,290	$12,467,615	-	$57,988,905

Balance - December 31, 2019	5,313,110	$53,131	$51,396,226	$(2,575,754)	$-	$48,873,603	$20,949,672	$-	$69,823,275
Issuance of OP Units in connection with transaction	-	-	-	-	-	-	7,921,828	-	7,921,828
Issuance and amortization of equity-based compensation	103,463	1,035	519,215	-	-	520,250	185,015	-	705,265
Issuance and amortization under the Employee Stock Purchase Plan (“ESPP”)	3,538	35	53,160	-	-	53,195	-	-	53,195
Dividends declared ($0.17 per share)	-	-	-	(923,348)	-	(923,348)	(478,385)	-	(1,401,733)
Net loss	-	-	-	(677,755)	-	(677,755)	(352,071)	-	(1,029,826)
Reallocation of non-controlling interest	-	-	2,218,990	-	-	2,218,990	(2,218,990)	-	-
Balance – March 31, 2020	5,420,111	$54,201	$54,187,591	$(4,176,857)	$-	$50,064,935	$26,007,069	$-	$76,072,004
Issuance and amortization of equity-based compensation	42,297	423	351,248	-	-	351,671	181,352	-	533,023
Amortization under ESPP	-	-	1,557	-	-	1,557	-	-	1,557
Restricted stock withholding	(11,342)	(113)	(182,402)	-	-	(182,515)	-	-	(182,515)
Dividends declared ($0.20 per share)	-	-	-	(1,088,706)	-	(1,088,706)	(565,547)	-	(1,654,253)
Net loss	-	-	-	(150,550)	-	(150,550)	(79,077)	-	(229,627)
Reallocation of non-controlling interest	-	-	(6,049)	-	-	(6,049)	6,049	-	-
Balance – June 30, 2020	5,451,066	$54,511	$54,351,945	$(5,416,113)	$-	$48,990,343	$25,549,846	$-	$74,540,189
Net proceeds from sale of common stock	4,021,840	40,218	49,368,086	(867,644)	-	48,540,660	-	-	48,540,660
Amortization of equity-based compensation	-	-	367,315	-	-	367,315	190,791	-	558,106
Issuance and amortization under ESPP	3,651	37	61,088	-	-	61,125	-	-	61,125
Dividends declared ($0.205 per share)	-	-	-	(1,947,481)	-	(1,947,481)	(585,295)	-	(2,532,776)
Net loss	-	-	-	(15,184)	-	(15,184)	(5,001)	-	(20,185)
Reallocation of non-controlling interest	-	-	(2,845,205)	-	-	(2,845,205)	2,845,205	-	-
Balance – September 30, 2020	9,476,557	$94,766	$101,303,229	$(8,246,422)	$-	$93,151,573	$27,995,546	$-	$121,147,119

The accompanying notes are an integral part of these unaudited consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,279,638)	$(423,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,151,376	1,074,793
Amortization of in-place intangibles	3,439,606	1,239,760
Write-off and amortization of deferred financing costs	343,511	9,558
Amortization of above/below market leases	(932,250)	(326,776)
Amortization of intangible liability	(6,686)	-
Equity based compensation	1,818,291	584,873
Loss on extinguishment debt	-	185,586
Deferred rent receivable	(112,346)	(17,627)
Deferred rent expense payable	13,305	(41,374)
Deferred tax liability	-	(65,895)
Changes in assets and liabilities:
Rent and other receivables	(1,018,504)	(802,618)
Prepaid expenses and other assets	(284,602)	(260,038)
Due to affiliates	-	8,569
Accounts payable, accrued expenses and other	821,287	935,122
Net cash provided by operating activities	5,953,350	2,100,898

Cash flows from investing activities:
Acquisition of real estate	(60,144,554)	(38,925,771)
Investment in financing lease, net	(516,164)	-
Escrows for acquisition and construction deposits	(330,951)	(410,000)
Capital improvements	(549,019)	(105,116)
Other investing activities	(22,300)	-
Net cash used in investing activities	(61,562,988)	(39,440,887)

Cash flows from financing activities:
Proceeds from secured borrowings	13,674,311	445,000
Repayments of secured borrowings	(81,645)	(32,191,238)
Proceeds from revolving credit facility	43,500,000	17,000,000
Repayments of revolving credit facility	(48,500,000)	-
Proceeds from other financing activity	557,000	-
Repayments from other financing activity	(347,290)	-
Net proceeds from issuance of shares	48,567,985	66,624,167
Other formation transactions	-	(2,007,417)
Debt issuance costs	(767,990)	(1,371,931)
Proceeds from issuance of ESPP shares	93,867	-
Shares withheld for payment of taxes on restricted share vesting	(182,402)	-
Contributions from partners and members	-	2,068,252
Distributions and dividends	(5,588,761)	(2,508,962)
Other financing activities	(17,453)
Net cash provided by financing activities	50,907,622	48,057,871

Net (decrease) increase in Cash and Escrows and Reserves	(4,702,016)	10,717,882

Cash and Escrows and Reserves at the beginning of period	13,183,603	861,875

Cash and Escrow and Reserves at the end of period	$8,481,587	$11,579,757

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

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2020, the Company held an approximately 76.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which we are the primary beneficiary.

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

As of September 30, 2020, the Company owned a portfolio of 691 postal properties located in 47 states. Our properties were leased to a single tenant, the United States Postal Service (the “USPS”).

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet, the requirements or qualification as a real estate investment trust (“REIT”) under the Code, and the Company elected to be taxed as a REIT under the Code beginning with its short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

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

The Company’s results of operations for the three and nine months ended September 30, 2019 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of December 31, 2019 and September 30, 2020 reflects solely the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

The following is a summary of the Predecessor Statement of Operations for the period from January 1, 2019 through May 16, 2019, and the Company’s Statement of Operations for the period from May 17, 2019 through September 30, 2019. These amounts are included in the Consolidated and Combined Consolidated Statement of Operations herein for the nine months ended September 30, 2019.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

	Predecessor	Postal Realty Trust, Inc.
	January 1,	May 17,
	2019	2019
	through	through
	May 16,	September 30,
	2019	2019
Revenues:
Rental income	$2,249,355	$3,486,541
Tenant reimbursements	348,075	504,429
Fee and other income	427,959	414,138
Total revenues	3,025,389	4,405,108

Operating Expenses:
Real estate taxes	358,693	521,424
Property operating expenses	357,779	464,060
General and administrative	501,204	2,468,897
Depreciation and amortization	725,756	1,588,797
Total operating expenses	1,943,432	5,043,178

Income (loss) from operations	1,081,957	(638,070)

Interest expense, net:
Contractual interest expense	(570,819)	(64,604)
Amortization of deferred financing costs	(4,773)	(4,785)
Loss on early extinguishment of Predecessor debt	-	(185,586)
Interest income	1,134	2,260
Total interest expense, net	(574,458)	(252,715)

Income (loss) before income tax expense	507,499	(890,785)
Income tax expense	(39,749)	-
Net income (loss)	467,750	(890,785)

Less:
Net income attributable to noncontrolling interest in properties	(4,336)	-
Net income attributable to Predecessor	$463,414	-
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests		191,020
Net loss attributable to common stockholders		$(699,765)

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
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Company’s Consolidated Balance Sheets and Consolidated and Combined Consolidated Statements of Cash Flows:

	As of
	September 30, 2020	December 31, 2019
Cash	$7,786,677	$12,475,537
Escrows and reserves:
Maintenance reserve	665,494	663,339
ESPP reserve	29,416	44,727
Cash and escrows and reserves	$8,481,587	$13,183,603

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

Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, we record an asset within investments on the Company’s consolidated balance sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other income” on the Company’s Consolidated and Combined Consolidated Statement of Operations and produces a constant periodic rate of return on the investment in direct financing lease, net.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of September 30, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of September 30, 2020 and December 31, 2019 due to their short maturities.

As of September 30, 2020, the Company had an investment in a direct financing lease with a carrying value of $0.5 million and an effective interest rate of 7.89%. The carrying value of the investment in a direct financing lease approximated the fair market value as of September 30, 2020. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).

The fair value of the Company’s borrowings under its Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $16.9 million and $3.2 million as compared to the principal balance of $16.8 million and $3.2 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

Impairment

The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and nine months ended September 30, 2020 and 2019.

Concentration of Credit Risks

As of September 30, 2020, the Company’s properties were leased to a single tenant, the USPS. For the nine months ended September 30, 2020, no state had a concentration of rental income over 10% as a percentage of total rental income. For the nine months ended September 30, 2019, our total rental income of $5.7 million was concentrated in the following states: Texas (11.5%), Massachusetts (11.1%) and Pennsylvania (10.7%). The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on our overall business results.

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

See Note 11. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net loss per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,855,102 potentially dilutive shares outstanding related to the issuance of OP Units and LTIP Units held by non-controlling interests as of September 30, 2020.

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. As of September 30, 2020, the Company was the lessee under one office lease and two ground leases that would require accounting under the ROU model.

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

Note 4. Real Estate Acquisitions

The following tables summarizes the Company’s acquisitions for the nine months ended September 30, 2020. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows:

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
March 31, 2020(3)(4)(5)	83	$4,825,507	$24,572,597	$293,726	$2,477,174	$7,148	$(1,616,080)	$(34,098)	$30,525,974
June 30, 2020(6)	19	2,555,428	7,344,021	54,894	692,705	-	(38,934)	-	10,608,114
September 30, 2020 (7)	122	6,074,837	19,426,255	316,541	2,300,575	37,290	(1,067,886)	(33,386)	27,054,226
	224	$13,455,772	$51,342,873	$665,161	$5,470,454	$44,438	$(2,722,900)	$(67,484)	$68,188,314

Explanatory Notes:

(1)	Includes an intangible liability related to unfavorable operating leases on three properties that is included in “Accounts Payable, accrued expenses and other” on the Company’s Consolidated Balance Sheets.

(2)	Includes acquisition costs of $0.3 million for the three months ended March 31, 2020, $0.2 million for the three months ended June 30, 2020 and $0.8 million for the three months ended September 30, 2020.

(3)	Includes the acquisition of a 21-building portfolio leased to the USPS. The contract purchase price for the portfolio was $13.8 million, exclusive of closing costs, and giving effect to 483,333 OP Units issued to the sellers at a value of $17.00 per unit. The closing price of the Company’s common stock on January 10, 2020 was $16.39; therefore, total consideration at closing, including closing costs, was approximately $13.6 million of which $7.9 million represented the non-cash consideration (the value of the OP Units) issued to the sellers.

(4)	Includes the acquisition of a 42-building portfolio leased to the USPS. The aggregate purchase price of such portfolio was approximately $8.8 million, including closing costs, which was funded with borrowings under our Credit Facility.

(5)	Includes the acquisition of 20 postal properties in individual or smaller portfolio transactions for approximately $8.1 million, including closing costs.

(6)	Includes the acquisition of a 13-building portfolio leased to the USPS in various states for approximately $7.2 million, including closing costs. In addition, the Company purchased six postal properties in individual or smaller portfolio transactions for approximately $3.4 million, including closing costs.

(7)	Includes the acquisition of 122 postal properties in various states in individual or portfolio transactions for approximately $27.1 million, including closing costs, which was funded with borrowings under our Credit Facility. In addition, the Company closed on one postal property which is a direct financing lease and is included in “Investment in financing lease, net” on the Company’s Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 5. Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
September 30, 2020:
In-place lease intangibles	$19,261,027	$(9,911,763)	$9,349,264
Above-market leases	85,058	(30,391)	54,667
Below-market leases	(11,395,201)	3,015,327	(8,379,874)

December 31, 2019:
In-place lease intangibles	$13,788,024	$(6,472,157)	$7,315,867
Above-market leases	40,620	(18,496)	22,124
Below-market leases	(8,672,301)	2,071,182	(6,601,119)

Amortization of in-place lease intangibles was $1.2 million and $3.4 million for the three and nine months ended September 30, 2020, respectively and $0.6 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. This amortization is included in “Depreciation and amortization” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Amortization of acquired above market leases was $5,213 and $11,895 for the three and nine months ended September 30, 2020, respectively, and $2,865 and $7,851 for the three and nine months ended September 30, 2019, respectively and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Amortization of acquired below market leases was $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Future amortization/accretion of these intangibles is below:

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2020 – Remaining	$1,097,772	$4,549	$(326,537)
2021	3,687,350	15,544	(1,291,010)
2022	2,099,279	13,260	(1,147,910)
2023	1,273,981	10,626	(1,021,341)
2024	649,954	7,889	(857,151)
Thereafter	540,928	2,799	(3,735,925)
Total	$9,349,264	$54,667	$(8,379,874)

Note 6. Debt

The following table summarizes the Company’s indebtedness as of September 30, 2020 and December 31, 2019:

	Outstanding Balance as of September 30, 2020	Outstanding Balance as of December 31, 2019	Interest Rate at September 30, 2020	Maturity Date
Revolving Credit Facility(1)	$49,000,000	$54,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,474,909	1,522,672	4.00%	September 2036
First Oklahoma Bank(4)	367,618	378,005	4.50%	December 2037
Vision Bank – 2018(5)	876,890	900,385	5.00%	January 2038
Seller Financing(6)	445,000	445,000	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	4,522,311	-	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	9,152,000	-	4.25%	June 2040
Total Principal	65,838,728	57,246,062
Unamortized deferred financing costs	(239,362)	(35,058)
Total Debt	$65,599,366	$57,211,004

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

During the three and nine months ended September 30, 2020, the Company incurred $0.1 million and $0.3 million, respectively, of unused fees related to the Credit Facility. The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of September 30, 2020, the Company was in compliance with all of the Credit Facility’s debt covenants.

(2)	As of September 30, 2020, the one-month LIBOR rate was 0.15%.

(3)	Five properties are collateralized under this loan as of September 30, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-building portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%.

(8)	The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%.

The weighted average maturity date for our secured borrowing as of September 30, 2020 and December 31, 2019 was 18.8 years and 15.7 years, respectively.

The scheduled principal repayments of indebtedness as of September 30, 2020 are as follows:

Year Ending December 31,	Amount
2020 – Remaining	$28,073
2021	220,497
2022	701,228
2023	49,735,838
2024	767,608
Thereafter	14,385,484
Total	$65,838,728

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 7. Leases

As of September 30, 2020, all of our rental income is paid by a single tenant, the USPS. Certain leases have expired and the balance expire at various dates through November 30, 2029.

Future minimum lease payments to be received as of September 30, 2020 under non-cancellable operating leases for the next five years and thereafter are as follows: (1)

Year Ending December 31,	Amount
2020 – Remaining(2)	$4,394,175
2021(3)	16,938,459
2022	13,371,159
2023	10,679,959
2024	7,734,855
Thereafter	10,165,377
Total	$63,283,984

Explanatory Notes:

(1)	The above minimum lease payments to be received do not include reimbursements from the USPS for real estate taxes.

(2)	As of September 30, 2020, the leases at 58 of our properties were expired, and the USPS was occupying such properties as a holdover tenant. In addition, the lease at one of our properties is a month to month lease. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.

(3)	The Company has received notice on one property which the USPS intends to vacate in August 2021.

Direct Financing Lease

As of September 30, 2020, the Company has one direct financing lease agreement related to one of its postal properties. The components of the Company’s net investment in financing lease as of September 30, 2020 are summarized in the table below:

As of September 30, 2020
Total minimum lease payment receivable	$1,021,466
Less: unearned income	(505,302)
Investment in financing lease, net	$516,164

Future lease payments to be received under the Company’s direct financing lease as of September 30, 2020 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2020 – Remaining	$11,375
2021	45,500
2022	45,500
2023	45,500
2024	45,500
Thereafter	828,091
Total	$1,021,466

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Ground Lease

During the nine months ended September 30, 2020, the Company assumed an operating ground lease at two acquired properties which includes rent escalations throughout the lease term (including renewal options). Ground lease expense is included in “Property Operating Expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

The table below presents the future minimum ground lease payments as of September 30, 2020.

Year Ending December 31,	Amount
2020 – Remaining	$5,904
2021	23,600
2022	23,600
2023	23,600
2024	24,160
Thereafter	1,175,290
Total	$1,276,154

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenant and operating results.

Note 8. Income Taxes

Income tax expense related to UPH for the three and nine months ended September 30, 2019 was $0 and $39,749 at an effective tax rate of 13.4%. The effective tax rate for the three months and nine months ended September 30, 2019 differs from the statutory rate of 21% due to certain entities included in the combined consolidated financial statements that are not subject to tax at the entity level, state taxes and interest and penalties from unrecognized tax benefits primarily related to the utilization of loss carryforwards. During the three and nine months ended September 30, 2020, the Company recorded a benefit of $0 and $0.01 million, respectively, due to finalizing certain state taxes filings of UPH.

In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For the three and nine months ended September 30, 2020, income tax expense related to PRM was $0.02 million and $0.05 million, respectively.

During the three and nine months ended September 30, 2020, the Company recorded income tax expense of $0.01 million related to certain state taxes.

The Company has unrecognized tax benefits as of September 30, 2020 of $0.4 million which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the consolidated balance sheet. During the three months ended September 30, 2020, the Company reversed $0.1 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

Note 9. Related Party Transactions

Management Fee Income

PRM recognized management fee income of $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively and the Predecessor recognized management fee income of $0.4 million for the nine months ended September 30, 2019 from various properties which were affiliated with Mr. Spodek. Following the IPO, PRM recognized management fee income of $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively from various properties which are affiliated with the Company’s CEO. These amounts are included in “Fee and other income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Accrued management fees receivable of $0.3 million and $0.08 million as of September 30, 2020 and December 31, 2019, respectively, are included in “Rents and other receivables” on the Company’s Consolidated Balance Sheets.

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for the three and nine months ended September 30, 2020 was $0.05 million and $0.1 million, respectively, was recorded in “General and administrative expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

The following table represents the Company’s future rental payments related to the New Lease:

Year Ending December 31,	Amount
2020 – Remaining	$46,350
2021	188,869
2022	194,535
2023	200,371
2024	76,244
Total	$706,369

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for earnings per share – basic and diluted:
Net loss attributable to common stockholders	$(15,184)	$(307,969)	$(843,489)	$(699,765)
Less: Income attributable to participating securities	(105,829)	—	(266,680)	(16,715)
Numerator for earnings per share — basic and diluted	$(121,013)	$(307,969)	$(1,110,169)	$(716,480)

Denominator for earnings per share – basic and diluted	8,425,708	5,164,264	6,276,145	5,164,264

Basic and diluted earnings per share	$(0.01)	$(0.06)	$(0.18)	$(0.14)

Explanatory Note:

(1)	The combined statements of operations prior to May 17, 2019 represents the activity of the Predecessor and EPS was not applicable.

 Note 11. Stockholder’s Equity

The Company issued 4.5 million shares of Class A common stock in conjunction with the IPO resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. In addition, the Company issued 637,058 shares of Class A common stock and 27,206 shares of Voting Equivalency stock in connection with the Formation Transactions. Each outstanding share of Voting Equivalency stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote, including the election of directors, and holders of shares of Class A common stock and Voting Equivalency stock will vote together as a single class. Shares of Voting Equivalency stock are convertible into shares of Class A common stock, on a one-for-one basis, at the election of the holder at any time. Additionally, one share of Voting Equivalency stock will automatically convert into one share of Class A common stock for each 49 OP Units transferred (including by the exercise of redemption rights afforded with respect to OP Units) to a person other than a permitted transferee. This ratio is a function of the fact that each share of Voting Equivalency stock entitles its holder to 50 votes on all matters on which Class A common stockholders are entitled to vote and maintains the voting proportion of holders of Voting Equivalency stock with the holder’s economic interest in our Company.

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

Dividends

During the three and nine months ended September 30, 2020, the Board approved and the Company declared and paid dividends of $2.5 million and $5.6 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.575 per share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
January 30, 2020	February 14, 2020	February 28, 2020	$0.17
April 30, 2020	May 11, 2020	May 29, 2020	$0.20
July 30, 2020	August 14, 2020	August 31, 2020	$0.205

Non-controlling Interests

Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. During the nine months ended September 30, 2020, the Company issued 483,333 OP Units in January 2020 in connection with a portfolio that the Company acquired, 53,230 LTIP Units in February 2020 to the Company’s CEO for his 2019 incentive bonus, 13,708 LTIP Units in March 2020 to the Company’s CEO and 27,365 LTIP Units in May 2020 to the Company’s CEO for his salary for the period of May 18, 2020 to December 31, 2020.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

As of September 30, 2020, and December 31, 2019, non-controlling interests consisted of 2,640,795 OP Units and 214,307 LTIP Units and 2,157,462 OP Units and 120,004 LTIP Units, respectively. This represented approximately 23.1% and 30.0% of the outstanding Operating Partnership units as of September 30, 2020 and December 31, 2019, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, in shares of the Company’s Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A Common Stock that were authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Equity Incentive Plan to increase the total number of shares of Class A common stock that may be issued under the Plan from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. As of September 30, 2020, the remaining shares available under the Plan for future issuance was 751,697. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

The following table presents a summary of restricted stock, LTIP Units and RSUs. The balance as of September 30, 2020 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2020	148,847	120,003	—	268,850	$16.96
Granted	146,348	94,303	62,096	302,747	$14.20
Vesting of restricted shares (5)	(61,181)	—	—	(61,181)	$17.00
Forfeited	(588)	—	—	(588)	$17.00
Outstanding, as of September 30, 2020	233,426	214,306	62,096	509,828	$15.35

Explanatory Notes:

(1)	Represents restricted shares awards included in common stock.

(2)	The time-based restricted share awards granted to our officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to our directors’ vest over one to three years.

(3)	LTIP units to our officers and employees typically vest over three to eight years. During the nine months ended September 30, 2020, 2,843 LTIPs issued to an employee vested as a result of a modification of the award and 13,708 LTIPs to the Company’s CEO. In May 2020, pursuant to the Plan, the Company issued 27,365 LTIP Units to the Company’s CEO in lieu of his salary payable for the period from the one-year anniversary of the IPO to December 31, 2020. LTIP Units issued to the Company’s CEO in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant.

(4)	Includes 38,672 RSUs granted to certain officers of the Company during the nine months ended September 30, 2020 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2022. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,253 time-based RSUs issued for 2019 incentive bonuses to certain employees that vested fully on February 14, 2020, the date of grant and 10,171 time-based RSUs granted to certain employees for their election to defer 2020 salary that vest on December 31, 2020. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

(5)	Includes 49,839 of restricted shares that vested and 11,342 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED (CONTINUED)

During the three and nine months ended September 30, 2020, the Company recognized compensation expense of $0.6 million and $1.8 million, respectively, and during the three and nine months ended September 30, 2019 the Company recognized $0.4 million and $0.6 million, respectively, related to all awards.

The fair value of restricted shares that vested during the nine months ended September 30, 2020 was $1.0 million. As of September 30, 2020, there was $6.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.0 years.

Employee Stock Purchase Plan

In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits us to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the close of the offering period. As of September 30, 2020, 7,189 shares have been issued under the ESPP since commencement. During the three and nine months ended September 30, 2020, the Company recognized compensation expense of $11,795 and $21,897.

Note 12. Commitments and Contingencies

As of September 30, 2020, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

Note 13. Subsequent Events

On October 30, 2020, the Company borrowed an additional $3.0 million under the Credit Facility. As of the date of this report, the Company has $52.0 million drawn on its Credit Facility.

On October 30, 2020, the Company’s Board of Directors approved, and the Company declared a third quarter common stock dividend of $0.215 per share which is payable on November 30, 2020 to stockholders of record as of November 16, 2020.

As of November 11, 2020, the Company closed on the acquisitions of 14 postal properties for approximately $8.0 million during the period subsequent to September 30, 2020.

As of November 11, 2020, the Company had entered into agreements to acquire 12 postal properties for approximately $10.1 million. The majority of these transactions are anticipated to close during the fourth quarter of 2020, subject to the satisfaction of customary closing conditions. Furthermore, the Company has signed a material agreement for an industrial building in Warrendale, Pennsylvania for $47.0 million. The USPS occupies 73% of this property as a distribution facility. The Company is currently performing formal due diligence procedures customary for this transaction and cannot provide assurance as to the timing of when, or on what terms, the transaction will close, if at all.

Current Lease Renewal and Revised USPS Lease Form

As of November 11, 2020, we have executed 29 leases with respect to the total of all leases that have expired in 2019 or 2020, or will expire in 2020. As of the same date, the leases at 52 of our properties (consisting of one lease for which the lease expired in 2018 which we acquired in July 2020, 15 properties for which leases expired in 2019, including six leases that expired as of the date of our acquisition, and 36 properties for which leases expired in 2020) were expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately $2.5 million in annualized rental income. As of November 11, 2020, the USPS has not vacated any of these 52 properties. The Company has received all holdover rent on a month-to-month basis, with the USPS typically paying the greater of estimated market rent or the rent amount under the expired lease.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. As of November 11, 2020, we have entered into 29 leases reflecting this revised form, including an addendum, as applicable, to its revised form of lease for leases acquiring annual rent in excess of $25,000, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated for leases that expired in 2019 or 2020, or will expire in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated and Combined Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and other reports filed with Securities and Exchange Commission.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	change in the status of the USPS as an independent agency of the executive branch of the U.S. federal government;
●	change in the demand for postal services delivered by the USPS;
●	our ability to come to an agreement with the USPS regarding new leases;
●	the solvency and financial health of the USPS;
●	defaults on, early terminations of or non-renewal of leases by the USPS;
●	the competitive market in which we operate;
●	changes in the availability of acquisition opportunities;
●	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;
●	our failure to successfully operate developed and acquired properties;
●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;
●	change in our business, financing or investment strategy or the markets in which we operate;
●	fluctuations in mortgage rates and increased operating costs;
●	changes in the method pursuant to which reference rates are determined and the phasing out of LIBOR after 2021;
●	general economic conditions;
●	financial market fluctuations;
●	our failure to generate sufficient cash flows to service our outstanding indebtedness;
●	our failure to obtain necessary outside financing on favorable terms or at all;
●	failure to hedge effectively against interest rate changes;
●	our reliance on key personnel whose continued service is not guaranteed;
●	the outcome of claims and litigation involving or affecting us;
●	changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general;
●	operations through joint ventures and reliance on or disputes with co-venturers;
●	cybersecurity threats;
●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;
●	governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;
●	lack or insufficient amounts of insurance;
●	limitations imposed on our business in order to maintain our status as a REIT and our failure to maintain such status; and
●	public health threats such as COVID-19.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, you should carefully review and consider (i) the information contained under Item 1A titled “Risk Factors” herein, in our Annual Report on Form 10-K and in our quarterly reports on Form 10-Q and (ii) such similar information as may be contained in our other reports and filings that we make with the SEC.

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

We elected to be treated as a REIT under the Code beginning with our short taxable year ended December 31, 2019. As long as we maintain our qualification as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of September 30, 2020, we owned approximately 76.9% of the outstanding common units of limited partnership interest in the Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”) including long term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units”). Our Board oversees our business and affairs.

Initial Public Offering

On May 17, 2019, we completed our IPO, pursuant to which we sold 4.5 million shares of our Class A common stock, par value $0.01 per share (our “Class A common stock”), at a public offering price of $17.00 per share. We raised $76.5 million in gross proceeds, resulting in net proceeds to us of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to our IPO. Our Class A common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PSTL” on May 15, 2019. In connection with our IPO and the Formation Transactions, we also issued 1,333,112 OP Units, 637,058 shares of Class A common stock and 27,206 shares of Class B common stock, par value $0.01 per share (our “Class B common stock” or “Voting Equivalency stock”), to Mr. Spodek and his affiliates in exchange for the Predecessor properties and interests.

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

Executive Overview

We are an internally managed REIT with a focus on acquiring and managing properties primarily leased to the USPS. We believe the overall opportunity for consolidation that exists in the sector is very attractive. We continue to execute our strategy to acquire and consolidate postal properties primarily leased to the USPS that we believe will generate strong earnings for our shareholders.

At the completion of our IPO and the Formation Transactions, we owned a portfolio of 271 postal properties located in 41 states comprising approximately of 872,000 net leasable interior square feet, all of which were leased to the USPS. As of September 30, 2020, our portfolio consisted of 691 owned postal properties (including properties accounted for as finance leases), located in 47 states and comprising approximately 2.1 million net leasable interior square feet.

Q32020 Highlights

Acquisitions

●	Closed on the acquisition of 123 postal properties in various states in individual or portfolio transactions for approximately $27.6 million, including closing costs, which was funded with borrowings under our Credit Facility.

Equity

●	Completed our Follow-on Offering on July 20, 2020 for 4.0 million shares priced at $13.00 per share resulting in $52.2 million in gross proceeds and approximately $49.4 million in net proceeds after deducting $2.9 million in underwriting discounts and before giving effect to $0.9 million in other estimated expenses relating to the Follow-on Offering
●	Our Board of Directors approved, and we declared a second quarter common stock dividend of $0.205 per share which was paid on August 31, 2020 to stockholders of record on August 14, 2020.

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

Factors That May Influence Future Results of Operations

COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to present uncertainty and risk with respect to the Company’s operations and the operations of the USPS, which could adversely affect the Company and its financial performance Although the Company has received all of its October rents and payments due from holdover tenants and has not received any request for rent concessions as of the date of this Quarterly Report, our ability to continue to collect rents as they become due is unclear and rent concessions may be forthcoming.

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

The USPS is constrained by laws and regulations that restrict revenue sources, mandate certain expenses and cap its borrowing capacity. As a result, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits for current workers and retirees. The USPS has taken the position that productivity improvements and cost reduction measures alone without legislative and regulatory intervention will not be sufficient to maintain the ability to meet all of its existing obligations when due. Further, although the Coronavirus Aid, Relief, and Economic Security (CARES) Act includes a $10 billion loan to the USPS, there can be no assurances that this financing will be approved or sufficient to sustain USPS operations in light of current shortfalls resulting from reduced mail volumes.

In relation thereto, the ongoing COVID-19 pandemic and measures being taken to prevent its spread has resulted in a reduction in foot traffic in many public places, including post office properties. A continued reduction in the use of in-person services may reduce the demand for post office properties by the USPS and our results of operations could decline as a result. The ongoing COVID-19 pandemic has also caused a decline in mail volume, particularly in advertising conducted through the mail, which may adversely affect the USPS’s financial condition, and therefore the demand for post office properties. Continued reduction or permanent changes to mail volume could reduce demand for postal properties and materially adversely affect our result of operations.

Finally, as a result of (i) the proposed and executed operational, managerial and strategic changes within the USPS and (ii) the ongoing COVID-19 pandemic, which significantly increased the number of absentee ballots utilized for the 2020 presidential election, the USPS is the focal point of recent litigation. As of November 2020, twelve lawsuits have been filed against Mr. DeJoy, the USPS and President Donald Trump pertaining to operational changes at the USPS, mail delays and mail-in voting for the 2020 presidential election. If, as a result of any backlogs, political rhetoric or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS.

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by PRM, our TRS. Rental income represents the lease revenue recognized under leases with the USPS. Tenant reimbursements represent payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and typically is a percentage of the lease revenue for the managed property. As of September 30, 2020, all properties leased to the USPS had an average remaining lease term of 3.44 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, post office space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

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

General and Administrative

General and administrative expense represents personnel costs, professional fees, legal fees, insurance, consulting fees, portfolio servicing costs and other expenses related to corporate governance, filing reports with the United States Securities and Exchange Commission (the “SEC”) and the NYSE, and other compliance matters. Our Predecessor was privately owned and historically did not incur costs that we incur as a public company. In addition, while we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.

Equity-Based Compensation Expense

All equity-based compensation expense is recognized in our consolidated statements of operations as components of general and administrative expense and property operating expenses. We issue share-based awards to align our employees’ interests with those of our investors.

Depreciation and Amortization

Depreciation and amortization expense relate primarily to depreciation on properties and improvements and to amortization of certain lease intangibles.

Indebtedness and Interest Expense

Interest expense for our Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, See Note 6. Debt for further details. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. On September 27, 2019, we entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million (the “Accordion Feature”). On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). As of September 30, 2020, the leases at 58 of our properties were expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility We intend to use the Credit Facility for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

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

Current Lease Renewal and Revised USPS Lease Form

As of November 11, 2020, we have executed 29 leases with respect to the total of all leases that have expired in 2019 or 2020, or will expire in 2020. We have agreed to non-binding letters of intent to rental rates on all remaining holdover properties for the leases set to expire in 2020. As of the same date, the leases at 52 of our properties (consisting of one lease for which the lease expired in 2018 which we acquired in July 2020, 15 properties for which leases expired in 2019, including six leases that expired as of the date of our acquisition, and 36 properties for which leases expired in 2020) were expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately $2.5 million in annualized rental income. To date, the USPS has not vacated any of these 52 properties. The Company has received all holdover rent on a month-to-month basis, with the USPS typically paying the greater of estimated market rent or the rent amount under the expired lease.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for some additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. To date, we have entered into 29 leases reflecting this revised form, including the addendum discussed below, as applicable, that expired in 2019 or 2020, or will expire in 2020. In addition, in connection with executing revised-form leases, we have and will continue to receive lump sum catch up payments from the USPS for increased rents and reimbursement of real estate taxes the Company paid from the date of expiration to the date of lease execution.

As we adopt the USPS’s revised form of our modified double-net lease going forward, we anticipate that our property operating expenses and initial leasing costs may increase; however, we believe that the net impact of these additional expenses may be generally offset by our ability to negotiate contractual rent increases in excess of such expenses, which, if successful, could result in minimal changes to our projected net income as we adopt this new form of lease as our legacy leases expire. Furthermore, we have agreed to terms with the USPS on an addendum to its revised form of lease for leases acquiring annual rent in excess of $25,000, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated.

Results of Operations

Comparison of the three months ended September 30, 2020 and September 30, 2019

	For the Three Months Ended September 30,			%
	2020	2019	$ Change	Change
Revenues
Rental income	$5,270,143	$2,387,082	$2,883,061	120.8
Tenant reimbursements	743,622	342,419	401,203	117.2
Fee and other income	282,703	278,846	3,857	1.4
Total revenues	6,296,468	3,008,347	3,288,121	109.3

Operating expenses
Real estate taxes	797,996	353,663	444,333	125.6
Property operating expenses	460,033	332,892	127,141	38.2
General and administrative	2,027,284	1,601,727	425,557	26.6
Depreciation and amortization	2,394,332	1,066,338	1,327,994	124.5
Total operating expenses	5,679,645	3,354,620	2,325,025	69.3

Income (loss) from operations	616,283	(346,273)	963,096	(278.1)

Interest expense, net
Contractual interest expense	(484,272)	(48,916)	(435,356)	890.0
Write-off and amortization of deferred financing fees	(123,650)	(4,523)	(119,127)	2,633.8
Interest income	668	1,136	(468)	(41.2)
Total interest expense, net	(607,254)	(52,303)	(554,951)	1,061.0

Income (loss) before income tax expense	9,569	(398,576)	408,145	(102.4)
Income tax (expense) benefit	(29,754)	6,259	(36,013)	(575.4)
Net loss	$(20,185)	$(392,317)	$372,132	(94.9)

Revenues

Total revenues increased by $3.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in revenue is attributable to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Rental income – Rental income increased by $2.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and is primarily related to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Tenant reimbursements – Tenant reimbursements increased $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Operating Expenses

Real estate taxes – Real estate taxes increased by $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.1 million to $0.5 million for the three months ended September 30, 2020 from $0.3 million for the three months ended September 30, 2019. The increase was a result of an increase in property management expenses of $0.02 million to $0.2 million for the three months ended September 30, 2020 from $0.2 million for the three months ended September 30, 2019. The remainder of the increase of $0.08 million is related to repairs and maintenance and insurance for the additional properties that we have acquired since September 30, 2019.

General and administrative – General and administrative expenses increased by $0.4 million to $2.0 million for the three months ended September 30, 2020 from $1.6 million for the three months ended September 30, 2019, primarily due to higher professional fees and increased personnel and investor relations expenses as a result of being a public company. In addition, equity-based compensation expense increased by $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to additional awards granted during the first quarter of 2020.

Depreciation and amortization – Depreciation and amortization expense increased by $1.3 million to $2.4 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019 and is primarily related to the properties that we acquired as part of the Formation Transactions and the properties that were acquired since our IPO.

Interest Expense

During the three months ended September 30, 2020, we incurred interest expense of $0.6 million compared to $0.05 million for the three months ended September 30, 2019. The increase in interest expense is related to the interest paid on our outstanding balance of our Credit Facility.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

	For the Nine Months Ended September 30,			%
	2020	2019(1)	$ Change	Change
Revenues
Rental income	$14,211,317	$5,735,896	$8,475,421	147.8
Tenant reimbursements	1,997,716	852,504	1,145,212	134.3
Fee and other income	890,008	842,097	47,911	5.7
Total revenues	17,099,041	7,430,497	9,668,544	130.1

Operating expenses
Real estate taxes	2,136,805	880,117	1,256,688	142.8
Property operating expenses	1,261,515	821,839	439,676	53.5
General and administrative	6,245,732	2,970,101	3,275,631	110.3
Depreciation and amortization	6,590,982	2,314,553	4,276,429	184.8
Total operating expenses	16,235,034	6,986,610	9,248,424	132.4

Income from operations	864,007	443,887	420,120	94.6

Interest expense, net
Contractual interest expense	(1,757,413)	(635,423)	(1,121,990)	176.6
Write-off and amortization of deferred financing fees	(343,511)	(9,558)	(333,953)	3,494.0
Loss on early extinguishment of predecessor debt	-	(185,586)	185,586	(100.0)
Interest income	2,155	3,394	(1,239)	(36.5)
Total interest expense, net	(2,098,769)	(827,173)	(1,271,596)	153.7

(Loss) income before income tax expense	(1,234,762)	(383,286)	(851,476)	222.2
Income tax expense	(44,876)	(39,749)	(5,127)	12.9
Net loss	$(1,279,638)	$(423,035)	$(856,603)	202.5

Explanatory Note:

(1)	Includes the results of operations of the Predecessor for the period from January 1, 2019 to May 16, 2019.

Revenues

Total revenues increased by $9.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in revenue is attributable to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Rental income – Rental income increased by $8.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and the increase is related to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Tenant reimbursements – Tenant reimbursements increased $1.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Fee and other income. Other revenue increased by $0.05 million, to $0.9 million for the nine months ended September 30, 2020 from $0. 8 million for the nine months ended September 30, 2019, primarily due to higher insurance recoveries for the nine months ended September 30, 2020, offset by lower miscellaneous income.

Operating Expenses

Real estate taxes – Real estate taxes increased by $1.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of the properties that we acquired in connection with the Formation Transactions and the properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.4 million to $1.3 million for the nine months ended September 30, 2020 from $0.8 million for the nine months ended September 30, 2019. The increase was a result of an increase in property management expenses of $0.1 million to $0.6 million for the nine months ended September 30, 2020 from $0.5 million for the nine months ended September 30, 2019. The remainder of the increase of $0.3 million is related to repairs and maintenance and insurance for the 81 properties that were acquired as part of the Formation Transactions and the properties that we have acquired since our IPO.

General and administrative – General and administrative expenses increased by $3.2 million to $6.2 million for the nine months ended September 30, 2020 from $3.0 million for the nine months ended September 30, 2019, primarily due to higher professional fees and increased personnel and investor relations expenses as a result of being a public company. In addition, equity-based compensation expense increased by $1.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to additional equity-based compensation expense for awards that have been granted since our IPO.

Depreciation and amortization – Depreciation and amortization expense increased by $4.3 million to $6.6 million for the nine months ended September 30, 2020 from $2.3 million for the nine months ended September 30, 2019 and is primarily related to the properties that we acquired as part of the Formation Transactions and the properties that were acquired since our IPO.

Interest Expense

During the nine months ended September 30, 2020, we incurred interest expense of $2.1 million compared to $0.8 million for the nine months ended September 30, 2019. The increase in interest expense is related to the interest paid on the outstanding balance of our Credit Facility. This increase is offset by a loss on early extinguishment of debt of $0.2 million incurred in connection with the IPO during the nine months ended September 30, 2019.

Cash Flows

Comparison of the nine months ended September 30, 2020 and the nine months ended September 30, 2019

The Company had $7.8 million of cash and $0.7 million of escrows and reserves as of September 30, 2020 compared to $11.0 million of cash and $0.6 million of escrows and reserves as of September 30, 2019.

Cash flow from operating activities – Net cash provided by operating activities increased by $3.9 million to $6.0 million for the nine months ended September 30, 2020 compared to $2.1 million for the same period in 2019. The increase in net cash provided by operating activities was primarily due to an increase in rental income due to the properties that were acquired as part of our Formation Transactions and the properties acquired since our IPO.

Cash flow from investing activities – Net cash used in investing activities increased by $22.2 million to $61.6 million for the nine months ended September 30, 2020 compared to $39.4 million for the same period in 2019. The increase was primarily due to the acquisition of postal properties during the nine months ended September 30, 2020.

Cash flow from financing activities – Net cash provided by financing activities increased by $2.8 million to $50.9 million for the nine months ended September 30, 2020 compared to $48.1 million for the same period in 2019. This increase was primarily due to higher net borrowings during the nine months ended September 30, 2020 offset by lower proceeds from equity offerings and higher payments of dividends since our IPO.

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

We calculate AFFO by starting with FFO and adjusting for recurring capital expenditures (defined as all capital expenditures and beginning with Q3 2020, leasing costs that are recurring in nature, excluding beginning with Q2 2020 as a policy change all capital improvements that are planned at the acquisition of a property or obtaining a lease or lease renewal) and acquisition related expenses (defined as acquisition-related expenses that are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio, including due diligence costs for acquisitions not consummated and certain auditing and accounting fees incurred that were directly related to completed acquisitions or dispositions) that are not capitalized and then adding back items including: non-real estate depreciation, loss on extinguishment of debt, write-off and amortization of debt issuance costs, straight-line rent adjustments (beginning with Q3 2020, including lump sum catch up payments for increased rents), fair value lease adjustments and non-cash components of compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is widely-used by other REITs and is helpful to investors as a meaningful additional measure of our ability to make capital investments. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs.

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

The following table provides a reconciliation of net loss before allocation to non-controlling interests, the most comparable GAAP measure, to FFO and AFFO:

For the Three Months Ended September 30, 2020
Net loss	$(20,185)
Depreciation and amortization	2,394,332
FFO	$2,374,147

Recurring capital expenditures	(51,476)
Amortization of debt issuance costs	123,650
Straight-line rent adjustments	(47,775)
Fair value lease adjustments	(322,687)
Acquisition related expenses	118,732
Non-cash components of compensation expense	569,901
AFFO	$2,764,492

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $7.8 million of cash and $0.7 million of escrows and reserves as of September 30, 2020.

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

On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the accordion feature on the Credit Facility to increase permitted borrowings by $50.0 million to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. As of September 30, 2020, we had $49.0 million outstanding under our Credit Facility. Also, as of September 30, 2020, the leases at 58 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment).

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

Consolidated Indebtedness as of September 30, 2020

As of September 30, 2020, we had approximately $65.8 million of outstanding consolidated principal indebtedness. The following table sets forth information as of September 30, 2020 with respect to the outstanding indebtedness of the Company:

	Amount Outstanding as of	Interest Rate at
	September 30,	September 30,
	2020	2020	Maturity Date
Credit Facility(1)	$49,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,474,909	4.00%	September 2036
First Oklahoma Bank(4)	367,618	4.50%	December 2037
Vision Bank – 2018(5)	876,890	5.00%	January 2038
Seller Financing(6)	445,000	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	4,522,311	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	9,152,000	4.25%	June 2040
Total Principal	$65,838,728

Explanatory Notes:

(1)	On September 27, 2019, we entered into our Credit Agreement, which provides for revolving commitments in an aggregate principal amount of a $100.0 million and an accordion feature that permits us to borrow up to $200.0 million, subject to customary conditions. During the three months ended March 31, 2020, we amended the Credit Agreement in order to exercise a portion our accordion feature to increase permitted borrowings to $150.0 million from $100.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On April 14, 2020, we borrowed an additional $6.0 million under the Credit Facility. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). Refer to Item 5. Other Information of this Quarterly Report for a discussion of such amendment. As of September 30, 2020, $150.0 million in aggregate principal amount under the Credit Facility was authorized and $49.0 million was drawn. Our ability to borrow under the Credit Facility is subject to continued compliance with a number of customary affirmative and negative covenants. As of September 30, 2020, we were in compliance with all of the Credit Facility’s debt covenants. As of the date of this filing, $52.0 million is outstanding under the Credit Facility.

(2)	As of September 30, 2020, the one-month LIBOR rate was 0.15%.

(3)	Five properties are collateralized under this loan as of September 30, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-building portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%. The financing matures in April 2040.

(8)	The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%. The financing matures in June 2040.

Secured Borrowings as of September 30, 2020

As of September 30, 2020, we had approximately $16.8 million of secured borrowings outstanding, all of which was fixed rate debt with a weighted average interest rate of 4.3% per annum.

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

Dividends

To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and nine months ended September 30, 2020, we paid cash dividends of $0.205 and $0.575 per share, respectively. On October 30, 2020, our Board of Directors approved and we declared a third quarter common stock dividend of $0.215 per share which is payable on November 30, 2020 to stockholders of record on November 16, 2020.

Subsequent Real Estate Acquisitions

As of November 11, 2020, we purchased 14 postal properties for approximately $8.0 million during the period subsequent to September 30, 2020.

Acquisition Pipeline

In addition, the Company has entered into agreements to acquire 12 postal properties for approximately $10.1 million. The majority of these transactions are anticipated to close during the fourth quarter subject to the satisfaction of customary closing conditions. Furthermore, the Company has signed a material agreement for an approximately 431,000 square foot industrial building in Warrendale, Pennsylvania for $47.0 million. The USPS occupies 73.0% of this property as a distribution facility. The Company is currently performing formal due diligence procedures customary for this transaction and cannot provide assurance as to the timing of when, or on what terms, the transaction will close, if at all.

We continue to identify, and are in various stages of reviewing, additional postal properties for acquisition and believe there are strong opportunities to continue growing our pipeline.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. Subject to maintaining our status as a REIT for federal income tax purposes, we may manage our market risk on variable rate debt through the use of derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. In the future, we may use interest rate swaps or other derivatives that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes. We may utilize swap arrangements in the future.

As of September 30, 2020, our total indebtedness was approximately $65.8 million, consisting of approximately $49.0 million of variable-rate debt and approximately $16.8 million of fixed rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $245,000 on an annualized basis.

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

Item 1A. Risk Factors

The following risk factors update and supplement the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, respectively.

SUMMARY

Risks Related to the USPS

●	Our business is substantially dependent on the demand for post office space.
●	The USPS’s inability to meet its financial obligations may have a material adverse effect on our business.
●	The USPS has a substantial amount of indebtedness.
●	The USPS is subject to congressional oversight and regulation by the Postal Regulatory Commission (the “PRC”) and other agencies.
●	The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.
●	The USPS’s potential insolvency, inability to pay rent or bankruptcy may have a material adverse effect on our business.
●	Our properties may have a higher risk of terrorist attacks.
●	The ongoing novel coronavirus (“COVID-19”) pandemic and measures being taken to prevent its spread, including government-imposed travel related limitations, could negatively impact the USPS.
●	We have begun to adopt and utilize the USPS’s revised form of our modified double-net lease.
●	Changes in leadership, structure, operations and strategy within the USPS may disrupt our business.
●	Litigation involving the USPS, including those related to changes in the USPS’s operations, the 2020 presidential election and mail-in voting, may disrupt our business.

Risks Related to Our Business Operations

●	We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
●	We currently have a concentration of post office properties in Pennsylvania, Wisconsin, Texas, Maine, Oklahoma and Illinois and are exposed to changes in regional or local conditions in these states.
●	We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire.
●	Property vacancies could result in significant capital expenditures and illiquidity.
●	As of November 11, 2020, the leases at 52 of our properties were expired and the USPS is occupying such properties as a holdover tenant.
●	Our use of OP Units as consideration to acquire properties could result in stockholder dilution and/or limit our ability to sell such properties.
●	Post office properties are illiquid.
●	Our real estate taxes for properties where we are not reimbursed could increase.
●	Increases in mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance our debt.
●	Mortgage debt obligations expose us to the possibility of foreclosure.
●	Changes in the method pursuant to which the reference rates are determined and the phasing out of LIBOR may affect our financial results.
●	Covenants in our debt agreements could adversely affect our financial condition.

●	Failure to hedge effectively against interest rate changes may have a material adverse effect on our business.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
●	We face cybersecurity risks and risks associated with security breaches.
●	Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
●	We could incur significant costs and liabilities related to environmental matters.
●	Our properties may contain or develop harmful mold or suffer from other air quality issues.
●	We are subject to risks from natural disasters, such as earthquakes and severe weather, and the risks associated with the physical effects of climate change.
●	Our properties may be subject to impairment charges.
●	Our title insurance policies may not cover all title defects.
●	We may incur significant costs complying with various federal, state and local laws, regulations and covenants applicable to our properties.
●	We may acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us.

Risks Related to Our Organizational Structure

●	Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our operating partnership.
●	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership.
●	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction.
●	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.
●	Certain provisions of the Maryland General Corporation Law (the “MGCL”) could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions.
●	Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.
●	Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required.
●	Our board of directors may change our strategies, policies and procedures without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	We are a holding company with no direct operations, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.
●	Our operating partnership may issue additional OP Units to third parties without the consent of our stockholders.

Risks Related to Our Status as a REIT

●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation.
●	Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
●	Failure to make required distributions would subject us to federal corporate income tax.
●	Complying with REIT requirements may cause us to forego certain opportunities or investments.

●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	We could be affected by tax liabilities or earnings and profits of our Predecessor.
●	There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to UPH.
●	A sale of assets acquired as part of the merger between us and UPH within five years after the merger would result in corporate income tax.
●	The ability of our board of directors to revoke our REIT qualification without stockholder approval.
●	Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
●	You may be restricted from acquiring or transferring certain amounts of our Class A common stock.
●	Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.
●	If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT.
●	To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions or on unfavorable terms at desired times.
●	Covenants in our agreements for our credit facilities or other borrowings may restrict our ability to pay distributions.
●	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could adversely affect us or our stockholders.

General Risk Factors

●	An increase in market interest rates may have an adverse effect on the market price of our securities.
●	Future offerings of equity securities may adversely affect the market price of our Class A common stock.
●	The market price of our Class A common stock has been, and may continue to be, volatile and has declined, and may continue to decline.
●	Future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock could depress the market price of our Class A common stock.

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock, as further described in each risk factor below. In addition to the information set forth herein, in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q, one should carefully review and consider the information contained in our other reports and filings that we make with the SEC. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included herein.

Risks Related to the USPS

Our business is substantially dependent on the demand for post office space.

Any significant decrease in the demand for post office space could have an adverse effect on our business. Since 2010, the number of retail post office locations nationwide has decreased. Further reductions in the number of post office properties could result in entering into leases with the USPS in the future on less favorable terms than current leases, the failure of the USPS to renew leases for our properties and the reduction of the number of acquisition opportunities available to us. The level of demand for post office properties may be impacted by a variety of factors outside of our control, including changes in U.S. federal government and USPS policies or funding, changes in population density, the health and sustainability of local, regional and national economies, the existence of epidemics and pandemics, such as the ongoing COVID-19 pandemic, and the demand and use of the USPS. Moreover, technological innovations, such as autonomous delivery devices, may decrease the need for hand delivery or in-person pick up, thereby decreasing the demand for retail post offices. In addition, package delivery service providers, such as FedEx, have announced plans to implement autonomous delivery devices to assist retail companies with same-day and last-mile deliveries. The development, implementation and broad adoption of these devices may decrease the demand for postal services.

The USPS’s inability to meet its financial obligations may render it insolvent or increase the likelihood of Congressional or regulatory reform of the USPS, which may have a material adverse effect on our business and operations.

A significant portion of the USPS’s liabilities consist of unfunded fixed benefits, such as pensions and healthcare, to retired USPS workers. Although Congress regularly debates the future of the USPS, the USPS is unlikely to be able to retire its existing liabilities without regulatory or Congressional relief. If the USPS becomes unable to meet its financial obligations, many of our leases may be vacated by the USPS, which would have a material adverse effect on our business and operations. Any Congressional or regulatory action that decreases demand by the USPS for leased postal properties would also have a material adverse effect on our business and operations. We cannot predict whether any currently contemplated reforms or any reforms pursued by any new presidential administration will ultimately take effect and, if so, how such reforms would specifically affect us.

The USPS has a substantial amount of indebtedness.

On April 1, 1999, the USPS entered into a Note Purchase Agreement (as amended, the “NPA”) with the Federal Financing Bank (the “FFB”) for the purpose of obtaining debt financing. Under the NPA, FFB is required to purchase notes from the USPS meeting specified conditions, up to the established maximum amounts, within five business days of delivery. The amount that the USPS borrows under the NPA varies from year to year depending upon the needs of the organization. Historically, all of the USPS’s outstanding debt has been obtained through the NPA. The most recent extension to the NPA, however, expired on August 31, 2019. If the USPS cannot reach acceptable terms with FFB on an extension of the NPA, the USPS would need to seek debt financing through other means, either through individual agreements with FFB (on terms that may differ from those set forth in the NPA) or from other sources. There can be no assurance that the USPS will be able to extend the term of the NPA or obtain alternative debt financing on the terms or timing that it expects, if at all. If the USPS is unable to extend the NPA with the FFB, the USPS may not be able to refinance debt with the FFB in the future at comparable terms to those currently available.

The USPS has significant outstanding debt obligations to the FFB. and a significant underfunded Postal Service Retiree Health Benefit Fund (“PSRHBF”) liability, which the USPS is required to fund in future periods. Additionally, the USPS has underfunded retirement benefits amortization payable to the Civil Service Retirement System (“CSRS”) and Federal Employees Retirement System (“FERS”) funds, which the USPS is required to fund in future periods. The USPS’s significant indebtedness and unpaid retirement and retiree health obligations could require the USPS to dedicate a substantial portion of its future cash flow from operations to payments on debt and retirement and retiree healthcare obligations, thus reducing the availability of cash flow to fund operating expenses, including lease payments, working capital, capital expenditures and other business activities.

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

Furthermore, a change in the structure, mission, or leasing requirements of the USPS, a significant reduction in the USPS’s workforce, a relocation of personnel resources, other internal reorganization or a change in the post offices occupying our properties, would affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations. In addition, any change in the federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization of all or a portion of the USPS business operations, may have a material adverse effect on our business.

The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.

Failure of the USPS to compete effectively and operate efficiently, grow marketing mail and package delivery services, and increase revenue and contribution from other sources, will adversely impact the USPS’s financial condition and this adverse impact will become more substantial over time. The USPS’s marketplace competitors include both local and national providers of package delivery services. The USPS’s competitors have different cost structures and fewer regulatory restrictions and are able to offer differing services and pricing, which may hinder the USPS’s ability to remain competitive in these service areas. In addition, most of the USPS’s competitors have access to capital markets, which allows them greater flexibility in the financing and expansion of their business. Customer usage of postal services continues to shift to substitute products and digital communication. The use of e-mail and other forms of electronic communication have reduced first class mail volume, as have electronic billing and payment. Marketing mail has recently experienced declines due to mailers’ growing use of digital advertising including digital mobile advertising. The volume of periodicals services continues to decline as consumers increasingly use electronic media for news and information. The growth in the USPS’s competitive service volumes is largely attributable to certain of the USPS’s largest customers, UPS, FedEx and Amazon. Each of these customers is building delivery capability that could enable it to divert volume away from the USPS over time. If these customers divert significant volume away from the USPS, the growth in the USPS’s competitive service volumes may not continue, and there may be reduced demand for leasing postal properties by the USPS.

The USPS’s potential insolvency, inability to pay rent or bankruptcy (i) could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and our ability to service our debt obligations and (ii) could result in our inability to continue as a going concern.

Default by the USPS is likely to cause a significant or complete reduction in the operating cash flow generated by our properties. There can be no assurance that the USPS will be able to avoid insolvency, make timely rental payments or avoid defaulting under its leases. If the USPS defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from the USPS, the inability of the USPS to make its lease payments could adversely affect us and our ability to make distributions to you.

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

Because the USPS is an independent agency of the U.S. federal government, our properties may have a higher risk of terrorist attacks than similar properties leased to non-governmental tenants.

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

The ongoing COVID-19 pandemic and measures being taken to prevent its spread, including government-imposed travel related limitations, could negatively impact demand for USPS services and post office properties which could have a material adverse effect on our business, results of operations and financial condition.

The ongoing COVID-19 pandemic and measures being taken to prevent its spread has resulted in a reduction in foot traffic in many public places, including post office properties. A continued reduction in the use of in-person services may reduce the demand for post office properties by the USPS and our results of operations could decline as a result. The ongoing COVID-19 pandemic has also caused a decline in mail volume, particularly in advertising conducted through the mail, which may adversely affect the USPS’s financial condition, and therefore the demand for post office properties. Continued reduction or permanent changes to mail volume could reduce demand for postal properties and materially adversely affect our result of operations.

Further, although the Coronavirus Aid, Relief, and Economic Security (CARES) Act includes a $10 billion loan to the USPS, there can be no assurances that this financing will be approved or sufficient to sustain USPS operations in light of current shortfalls resulting from reduced mail volumes. As of the date of this report, the USPS has not received any portion of the contemplated $10 billion loan. Moreover, two related bills proposed to provide the USPS with alternate funding in the amounts of $25 billion or $10 billion failed to pass in the third quarter of 2020.

In addition, the USPS is dependent on the efforts of its employees, many of whom come into contact with a large number of individuals on a daily basis. If USPS employees are unwilling or unable to report to work regularly because of the ongoing COVID-19 pandemic or USPS services are otherwise diminished as a result of governmental response to the pandemic, the demand for USPS services or the reputation of the USPS may suffer, leading to a reduced need for post office properties and adversely affecting our business and results of operations.

Furthermore, given the dislocation and government-imposed travel related limitations as a consequence of the pandemic: (i) we have permitted certain employees to work from home, which previously slowed, and may in the future slow, certain routine processes; and (ii) we were, and may in the future be, impacted by delays in communications with, and operations of, various counterparties. Although the effectiveness of our work from home practices have improved since implementation, the continued and future improvement of such practices, as well as communications with, and the operations of, various counterparties, is highly uncertain and cannot be predicted.

We have begun to adopt and utilize the USPS’s revised form of our modified double-net lease, which transfers the responsibility for additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems, and compensate third-party brokers of the USPS.

The USPS has adopted a revised form of our modified double-net lease, which transfers the responsibility for some additional maintenance expenses and obligations to the landlord, including some components of plumbing and electrical systems. We are have begun to adopt and utilize the USPS’s revised form of our modified double-net lease and pay commissions to third-party brokers of the USPS. As of November 11, 2020, we have agreed to terms with the USPS on an addendum to its revised form of lease for leases acquiring annual rent in excess of $25,000, pursuant to which documentation requirements are streamlined and some of the new responsibilities placed on the landlord by the USPS’ revised form of our modified double-net lease would be mitigated. To date, we have entered into 29 leases reflecting this revised form, including the addendum where applicable, for leases that expired in 2019 or 2020, or are set to expire in 2020.

We anticipate that we will execute new, revised-form leases for all remaining leases that have expired in 2019 or 2020, or will expire in 2020. The potential effects and increased costs associated with adopting and utilizing the USPS’s revised form of our modified double-net lease and paying commissions to third-party brokers of the USPS may limit the number of attractive investment opportunities going forward and our financial condition, results of operations, cash flow and growth prospects could be materially adversely affected. There can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

Changes in leadership, structure, operations and strategy within the USPS, may disrupt our business, which could have a material effect on our operations, financial position and results of operations.

In May 2020, the USPS Board of Governors unanimously appointed Louis DeJoy as the Postmaster General. Mr. DeJoy took office on June 15, 2020. Since then, the USPS reassigned or displaced at least twenty-three postal executives including two executives overseeing day-to-day operations. The USPS also implemented a management hiring freeze and requested future Voluntary Early Retirement Authority from the Office of Personnel Management for certain employees not represented by a collective bargaining agreement.

Most recently, Mr. DeJoy has announced a modified organizational structure for the USPS, which is designed to focus on three business operating units: (i) retail and delivery; (ii) logistics and processing; and (iii) commerce and business solutions. As part of the modified organizational structure, logistics and mail processing operations will report into the new Logistics and Processing Operations organization separate from existing area and district reporting structures. This includes all mail processing facilities and local transportation network offices. These changes are being made in an effort to reduce costs and it is possible that the USPS will implement additional changes to reduce expenses.

The extent to which these changes, among others, will affect our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess. The USPS is subject to legislative and other constraints which may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of post office locations and adversely affecting our business and results of operations.

Litigation involving the USPS, including those related to changes in the USPS’s operations, the 2020 presidential election and mail-in voting, may disrupt our business, which could have a material effect on our operations, financial position and results of operations.

As a result of (i) the proposed and executed operational, managerial and strategic changes within the USPS and (ii) the ongoing COVID-19 pandemic, which significantly increased the number of absentee ballots utilized for the 2020 presidential election, the USPS is the focal point of recent litigation. As of November 2020, twelve lawsuits have been filed against Mr. DeJoy, the USPS and President Donald Trump pertaining to operational changes at the USPS, mail delays and mail-in voting for the 2020 presidential election.

If, as a result of any backlogs, political rhetoric or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS.

Risks Related to Our Business and Operations

We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.

A significant portion of our business plan is to acquire additional properties that are leased to the USPS. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to a variety of tenants or that are not leased when they are acquired. In addition, the current ownership of properties leased to the USPS is highly fragmented with the overwhelming majority of owners holding a single property. As a result, we may need to expend resources to complete our due diligence and underwriting process on many individual properties, thereby increasing our acquisition costs and possibly reducing the amount that we are able to pay for a particular property. Accordingly, our plan to grow our business largely by acquiring additional properties that are leased to the USPS and managing properties leased to the USPS by third parties may not succeed. In addition, because of our public profile as the only publicly traded REIT dedicated to USPS properties, our operations may generate new interest in USPS-leased properties from other REITs, real estate companies and other investors with more resources than we have that did not previously focus on investment opportunities with USPS-leased properties.

We currently have a concentration of post office properties in Pennsylvania, Wisconsin, Maine, Texas, Oklahoma and Illinois and are exposed to changes in regional or local conditions in these states.

Our business may be adversely affected by regional or local conditions and events in the areas in which we operate, particularly in Pennsylvania, Wisconsin, Maine, Texas, Oklahoma and Illinois where many of our post office properties are concentrated. Factors that may affect our occupancy levels, our rental revenues, our funds from operations or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions;
●	unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics;
●	possible reduction of the USPS workforce; and
●	economic conditions that could cause an increase in our operating expenses, insurance and routine maintenance.

We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire, which could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

We cannot assure you that any leases will be renewed or that vacated properties will be sold on favorable terms, or at all. If rental rates for our properties decrease, our existing tenant does not renew their leases or we do not sell vacated properties on favorable terms, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

Property vacancies could result in significant capital expenditures and illiquidity.

The loss of a tenant through lease expiration may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Substantially all of the properties we acquire are specifically suited to the particular business of the USPS and, as a result, if the USPS does not renew its lease, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the USPS. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, which may materially and adversely affect us.

As of November 11, 2020, the leases at 52 of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.

As of November 11, 2020, the leases at 52 of our properties (consisting of one lease for which the lease expired in 2018 which we acquired in July 2020, 15 properties for which leases expired in 2019, including six leases that expired as of the date of our acquisition, and 36 properties for which leases expired in 2020) were expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately 200,000 interior square feet and $2.5 million in annualized rental income. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. Due to the fact that the USPS is occupying 52 of our properties as a holdover tenant, such properties are currently excluded from being part of the borrowing base under our Credit Facility as of November 11, 2020.

Although we have agreed in non-binding letters of intent to preliminary terms on rental rates for all leases that have expired or will expire in 2020, as of November 11, 2020, we have executed 29 leases with respect to such expired or soon-to-expire leases. We anticipate that we will execute new, revised-form leases for all remaining leases that have expired or will expire, and the addendum discussed herein, as applicable. However, there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

We might not be successful in renewing the leases that are in holdover status or that are expiring in 2020, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.

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

Our real estate taxes for properties where we are not reimbursed could increase due to property tax rate changes or reassessment, which could negatively impact our cash flows, financial condition, results of operations, per share market price of our Class A common stock, our ability to satisfy our principal and interest obligations and our ability to make distributions to our stockholders.

Even though we currently qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local taxes on some of our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share trading price of our Class A common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

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

Subject to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.

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

We may co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in and managing the affairs of a property, partnership, joint venture or other entity. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. We may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to maintain our qualification as a REIT or our exclusion or exemption from registration under the Investment Company Act, even if we do not control the joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

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

We are subject to risks from natural disasters, such as earthquakes and severe weather, and the risks associated with the physical effects of climate change.

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

Lastly, to the extent that climate change does occur, its physical effects could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or related costs at our properties. Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.

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

We may acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us.

We may acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us. When we acquire such properties, we may face risks associated with lack of market or tenant knowledge or understanding of the local economy or operations of the new tenant. Additionally, we may face risks associated with forging new business relationships and unfamiliarity with local government and local or tenant-specific permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.

Risks Related to Our Organizational Structure

Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our operating partnership, including the approval of significant corporate transactions.

Mr. Spodek and his affiliates held approximately 19.5% of the combined voting power of our outstanding shares of common stock as of November 11, 2020. Pursuant to his ownership of Class A common stock and Voting Equivalency stock, Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.

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

Certain provisions of the MGCL, could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests.

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

As of November 11, 2020, Mr. Spodek and his affiliates owned approximately 54.01 % of the outstanding OP Units including long-term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units) and approximately 8.2 % of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 18.7 % beneficial economic interest in our company on a fully diluted basis.

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

Our investment, financing, leverage and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations, will be determined exclusively by our board of directors, and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this report. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations and cash flow.

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

As of November 11, 2020, approximately 23.1 % of the outstanding OP Units (including the LTIP Units) of our operating partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units, do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We elected to be taxed as a REIT under Sections 856-860 of the Code upon the filing of our tax return for the short taxable year ended December 31, 2019. Commencing with such taxable year, we were organized and operated in such a manner as to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we expect to continue to be so organized and operated. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. No assurances can be given that our actual results of operations for any particular taxable year will satisfy such requirements. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments.

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

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

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

Because a portion of our predecessor, United Postal Holdings, Inc.(“UPH”) was a C corporation, to qualify as a REIT, we were required to distribute to our stockholders prior to the end of the taxable year ended December 31, 2019 all of UPH’s accumulated earnings and profits attributable taxable years prior to the formation transactions. Based on an earnings and profits study we obtained from an accounting firm, we do not believe that we had any accumulated earnings and profits attributable to UPH. While we believe that we satisfied the requirements relating to the distribution of UPH’s earnings and profits, the determination of the amount of accumulated earnings and profits attributable to UPH is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to UPH, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing UPH’s tax years through the effective date of the merger with us, successfully assert that our taxable income should be increased, which could increase our earnings and profits attributable to UPH. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Internal Revenue Code.

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

Our operating partnership has operated and intends to continue to operate as a partnership for federal income tax purposes. As a partnership, our operating partnership generally will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

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

In order to qualify as a REIT, we generally must distribute to our stockholders, on an annual basis, at least 90% of our “REIT taxable income,” determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at the regular corporate rate (currently 21%) to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% non-deductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% non-deductible excise tax.

In addition, from time to time our taxable income may exceed our net income as determined by GAAP. This may occur, for instance, because realized capital losses are deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur non-deductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% non-deductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to (i) use cash reserves, (ii) incur debt at rates or times that we regard as unfavorable, (iii) sell assets in adverse market conditions, (iv) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (v) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive our shares or (subject to a limit measured as a percentage of the total distribution) cash in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% non-deductible excise tax in that year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

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

General Risk Factors

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our Class A common stock likely will be based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to stockholders, and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our Class A common stock. For instance, if interest rates rise without an increase in our dividend rate, the market price of our Class A common stock could decrease because potential investors may require a higher dividend yield on our Class A common stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Future offerings of equity securities, which would dilute our existing stockholders and may be senior to our Class A common stock for the purposes of dividend distributions, may adversely affect the market price of our Class A common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes of preferred or common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their holdings in us.

The market price of our Class A common stock has been, and may continue to be, volatile and has declined, and may continue to decline, which may result in a substantial or complete loss of your investment in our Class A common stock.

The stock markets have previously and recently experienced significant price and volume fluctuations. As a result, the market price of our Class A common stock has been and could be similarly volatile in the future, and investors in our Class A common stock may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including:

●	our operating performance and the performance of other similar companies;
●	actual or anticipated differences in our operating results;
●	changes in our revenues or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or our industry by securities analysts;
●	additions and departures of key personnel;
●	strategic decisions by us or our competitors, such as mergers and acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	the passage of legislation or other regulatory developments or executive policies that adversely affect us or our industry;

●	speculation in the press or investment community;
●	actions by institutional stockholders;
●	changes in accounting principles;
●	terrorist acts;
●	general market conditions, including factors unrelated to our performance; and
●	pandemics and epidemics, such as the COVID-19 pandemic, and the related governmental and economic responses thereto.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock could depress the market price of our Class A common stock.

We cannot predict whether future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock or the availability of these securities for resale in the open market will decrease the market price of our Class A common stock. Sales of a substantial number of these securities in the public market, including sales upon the redemption of OP Units, or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment. Future issuances of our Class A common stock, preferred stock, or other securities convertible into or exchangeable or exercisable for our Class A common stock, including, without limitation, OP Units, in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our Equity Incentive Plan, could have an adverse effect on the market price of our Class A common stock. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our Class A common stock may be dilutive to existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description

10.1	Purchase and Sale Agreement by and between Postal Realty LP and The Northwestern Mutual Life Insurance Company *†
31.1	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of President, Treasurer and Secretary furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of President, Treasurer and Secretary furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated and Combined Consolidated Statements of Operations (Unaudited); (iii) Consolidated and Combined Consolidated Statements of Equity (Unaudited); (iv) Consolidated and Combined Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Consolidated and Combined Consolidated Financial Statements (Unaudited).

†	Portions of the exhibit have been redacted because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: November 13, 2020	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Jeremy Garber
Jeremy Garber
President, Treasurer and Secretary
(Principal Financial Officer)