Form 10-K
period 2020-12-31
Postal Realty Trust, Inc.
filed 2021-03-30
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $71.8 million, based on the closing sales price of $15.95 per share as reported on the New York Stock Exchange.

As of March 30, 2021, the registrant had 13,326,514 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

When we use the terms “we,” “us,” “our,” the “Company,” “Postal” and “our company” in this Annual Report on Form 10-K, we are referring to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership of which we are the sole general partner and which we refer to as “our Operating Partnership.”

All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

●	change in the status of the United States Postal Service, or USPS, as an independent agency of the executive branch of the U.S. federal government;

●	change in the demand for postal services delivered by the USPS;

●	the solvency and financial health of the USPS;

●	defaults on, early terminations of or non-renewal of leases by the USPS;

●	the competitive market in which we operate;

●	changes in the availability of acquisition opportunities;

●	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

●	our failure to successfully operate developed and acquired properties;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	change in our business, financing or investment strategy or the markets in which we operate;

●	fluctuations in mortgage rates and increased operating costs;

ii

●	changes in the method pursuant to which reference rates are determined and the elimination of the London Inter-Bank Offered Rate, or LIBOR, after 2023;

●	general economic conditions;

●	financial market fluctuations;

●	our failure to generate sufficient cash flows to service our outstanding indebtedness;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	failure to hedge effectively against interest rate changes;

●	our reliance on key personnel whose continued service is not guaranteed;

●	the outcome of claims and litigation involving or affecting us;

●	changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of real estate investment trusts, or “REITs” in general;

●	operations through joint ventures and reliance on or disputes with co-venturers;

●	cybersecurity threats;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;

●	lack or insufficient amounts of insurance;

●	limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify or maintain such status;

●	public health threats such as COVID-19;

●	our ability to come to an agreement with the USPS regarding new leases; and

●	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

iii

PART I

ITEM 1. BUSINESS

General

We are an internally managed real estate corporation that owns properties leased primarily to the USPS. We believe that we are one of the largest owners and managers, measured by net leasable square footage, of properties that are leased to the USPS.

We were organized in the state of Maryland on November 19, 2018 and commenced operations upon completion of our initial public offering, or IPO, on May 17, 2019 and the related formation transactions, or the Formation Transactions. Our Class A common stock trades on the New York Stock Exchange, or the NYSE, under the symbol “PSTL”. We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our short tax year ended December 31, 2019. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of December 31, 2020, we owned approximately 76.9% of the outstanding common units of limited partnership interest in our Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”) including long term incentive units of our Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units). Our Board of Directors oversees our business and affairs. We make reference to the public reports of the USPS with the Postal Regulatory Commission, including the audited financial statements of the USPS, available at www.usps.com or www.prc.gov.

Real Estate Investments

As of December 31, 2020, we had investments of approximately $259.8 million in 726 real estate properties (including one property accounted for as a financing lease). The properties are located in 47 states, totaling approximately 2.7 million net leasable interior square feet in the aggregate and were 100% leased as of December 31, 2020 with a weighted average remaining lease term of approximately 3.7 years. As of December 31, 2020, we manage, through our taxable REIT subsidiary, or TRS, an additional 400 properties owned by affiliates of our chief executive officer, Andrew Spodek. We have a right of first offer to purchase 251 of our 400 managed properties.

The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities and routine maintenance and reimburses the landlord for property taxes, while the landlord is responsible for insurance, roof and structure. We believe this structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. We believe the overall opportunity for consolidation that exists within the postal logistics network is attractive, and we continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our stockholders.

2020 Highlights

●	We collected 100% of our rents and maintained 100% occupancy.

●	We acquired 261 properties primarily leased to the USPS totaling approximately 1.2 million net leasable interior square feet, for approximately $130 million.

●	In January 2020, we exercised a portion of the accordion feature on our senior revolving credit facility or the Credit Facility, increasing our permitted borrowing capacity up to $150.0 million. We further amended the credit agreement, as amended, the Credit Agreement, with People’s United Bank, National Association, as described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that may Influence Future Results of Operations— Indebtedness and Interest Expense. In addition, we obtained approximately $44.0 million of fixed rate mortgage financing at a weighted average rate of 3.25% and a weighted average term of 12.9 years as of December 31, 2020.

●	We completed a follow-on offering of 3.5 million shares of our Class A common stock on July 20, 2020, raising $52.2 million in gross proceeds. In addition, we filed a $500 million shelf registration statement and entered into a $50 million at the market common stock offering program, or ATM program.

Dividends

●	We have increased our quarterly dividend from $0.17 for the fourth quarter 2019 dividend to $0.2175 for the fourth quarter 2020 dividend. Our dividend per share has increased for the past six consecutive quarters and, although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

Tenant Concentration

We acquire and manage postal properties and report our business as a single reportable segment. As of December 31, 2020, all of our properties are leased to a single tenant, the USPS, other than the multi-tenant industrial facility located in Warrendale, PA. The USPS occupies 73% of this property as a distribution facility. See the discussions under Item 1A–Risk Factors under the caption –Risks Related to the USPS.

Government Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position. The impact of these governmental regulations can be material to our business. We incur costs to monitor and take action to comply with governmental regulations that are applicable to our business, which include, among others: federal securities laws and regulations; REIT and other tax laws and regulations; environmental and health and safety laws and regulations; local zoning, usage and other regulations relating to real property; and the Americans with Disabilities Act of 1990, as amended, or the ADA.

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

Human Capital Resource Management

As of December 31, 2020, we employed 25 full-time employees. All of our employees are employed by our corporate office in Cedarhurst, New York. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory.

As of December 31, 2020, 24% of our employees, 20% of our named executive officers and key employees (defined as all employees with a title of vice president and higher) and 20% of the members of our Board of Directors were female.

We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe our employees are fairly compensated, and compensation and promotion decisions are made without regard to gender, race and ethnicity. Employees are routinely recognized for outstanding performance.

Covid-19 Health and Safety

In response to the COVID-19 pandemic, we promptly transitioned all of our employees to remote working, without significant impact to productivity. We organized training programs to ensure that all employees were prepared to complete tasks remotely. At our corporate office, we provide cleaning supplies and facial coverings to all employees and visitors who chose to work in the office, among other safety measures to help reduce the potential transmission of the disease.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

Risks Related to the USPS

●	Our business is substantially dependent on the demand for leased postal properties.
●	The USPS’s inability to meet its financial obligations may have a material adverse effect on our business.
●	The USPS has a substantial amount of indebtedness.
●	The USPS is subject to congressional oversight and regulation by the Postal Regulatory Commission or the PRC and other agencies.
●	The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.
●	The USPS’s potential insolvency, inability to pay rent or bankruptcy may have a material adverse effect on our business.
●	Our properties may have a higher risk of terrorist attacks.
●	The ongoing COVID-19 pandemic and measures being taken to prevent its spread, including government-imposed travel related limitations, could negatively impact the USPS, which could have a material adverse effect on our business.
●	Changes in leadership, structure, operations and strategy within the USPS may disrupt our business.
●	Litigation involving the USPS, including related to changes in the USPS’s operations, may disrupt our business.

Risks Related to Our Business Operations

●	We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
●	We currently have a concentration of postal properties in Pennsylvania, Wisconsin, Texas, Maine, Oklahoma and Illinois and are exposed to changes in regional or local conditions in these states.
●	We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire.
●	Property vacancies could result in significant capital expenditures and illiquidity.
●	As of March 30, 2021, the leases at 11 of our properties were expired and the USPS is occupying such properties as a holdover tenant.
●	Our use of OP Units as consideration to acquire properties could result in stockholder dilution and/or limit our ability to sell such properties.
●	Postal properties are illiquid.
●	Our real estate taxes for properties where we are not reimbursed could increase.
●	Increases in mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance our debt.
●	Mortgage debt obligations expose us to the possibility of foreclosure.
●	Changes in the method pursuant to which the reference rates are determined and the phasing out of LIBOR after June 2023 may affect our financial results.
●	Failure to comply with covenants in our debt agreements could adversely affect our financial condition.
●	Failure to hedge effectively against interest rate changes may have a material adverse effect on our business.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
●	Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
●	We could incur significant costs and liabilities related to environmental matters.
●	Our properties may contain or develop harmful mold or suffer from other air quality issues.
●	We are subject to risks from natural disasters, such as earthquakes and severe weather, and the risks associated with the physical effects of climate change.
●	Our properties may be subject to impairment charges.
●	Our title insurance policies may not cover all title defects.
●	We may incur significant costs complying with various federal, state and local laws, regulations and covenants applicable to our properties.
●	We have acquired and may continue to acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us., and we may not be able to adapt to these new business models.

Risks Related to Our Organizational Structure

●	Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our operating partnership.
●	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership.
●	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction.
●	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.
●	Certain provisions of the Maryland General Corporation Law, or MGCL could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions.
●	Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.
●	Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required.
●	Our Board of Directors may change our strategies, policies and procedures without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	We are a holding company with no direct operations, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.
●	Our operating partnership may issue additional OP Units to third parties without the consent of our stockholders.

Risks Related to Our Status as a REIT

●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation.
●	Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
●	Failure to make required distributions would subject us to federal corporate income tax.
●	Complying with REIT requirements may cause us to forego certain opportunities or investments.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	We could be affected by tax liabilities or earnings and profits of our Predecessor.
●	There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to UPH.
●	A sale of assets acquired as part of the merger between us and UPH within five years after the merger would result in corporate income tax.
●	The ability of our Board of Directors to revoke our REIT qualification without stockholder approval.
●	Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
●	You may be restricted from acquiring or transferring certain amounts of our Class A common stock.
●	Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.
●	If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT.
●	To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions or on unfavorable terms at desired times.
●	Covenants in our agreements for our credit facilities or other borrowings may restrict our ability to pay distributions.
●	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could adversely affect us or our stockholders.

General Risk Factors

●	An increase in market interest rates may have an adverse effect on the market price of our securities.
●	Future offerings of equity securities may adversely affect the market price of our Class A common stock.
●	The market price of our Class A common stock has been, and may continue to be, volatile and has declined, and may continue to decline.
●	Future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock could depress the market price of our Class A common stock.
●	We face cybersecurity risks and risks associated with security breaches.

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock, as further described in each risk factor below. In addition to the information set forth herein, in this Annual Report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. Those risk factors could materially affect our overall business, financial condition, results of operations and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included herein.

Risks Related to the USPS

Our business is substantially dependent on the demand for leased postal properties.

Any significant decrease in the demand for leased postal properties could have an adverse effect on our business. The number of retail postal locations nationwide has been decreasing over the prior decade. Additionally, on March 23, 2021, Postmaster General Louis DeJoy released a ten-year plan entitled Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence (the “Ten-Year Plan”), which includes evaluating the facility consolidations that were deferred in 2015 and potentially consolidating the facilities that remain underutilized. Consolidation of our postal properties would materially adversely affect our operations. Further reductions in the number of postal properties could result in entering into leases with the USPS in the future on less favorable terms than current leases, the failure of the USPS to renew leases for our properties and the reduction of the number of acquisition opportunities available to us. The level of demand for postal properties may be impacted by a variety of factors outside of our control, including changes in U.S. federal government and USPS policies or funding, changes in population density, the health and sustainability of local, regional and national economies, the existence of epidemics and pandemics, such as the ongoing COVID-19 pandemic, and the demand and use of the USPS. Moreover, technological innovations, such as autonomous delivery devices, may decrease the need for hand delivery or in-person pick up, thereby decreasing the demand for retail post offices. In addition, package delivery service providers, such as FedEx, Amazon, UPS and DHL, begun implementing autonomous delivery devices to assist retail companies with same-day and last-mile deliveries, in addition to publicly stating their intention to expand their last-mile delivery capabilities. The development, implementation and broad adoption of these devices may decrease the demand for postal services.

The USPS is facing legislative constraints that are hindering the USPS ‘s ability to maintain adequate liquidity to sustain its current operations. If the USPS’s revenues decrease due to reduced demand for postal services, then the USPS may reduce its number of post office locations.

The USPS’s inability to meet its financial obligations may render it insolvent or increase the likelihood of Congressional or regulatory reform of the USPS, which may have a material adverse effect on our business and operations.

A significant portion of the USPS’s liabilities consist of unfunded fixed benefits, such as pensions and healthcare, to retired USPS workers. Although Congress regularly debates the future of the USPS, the USPS is unlikely to be able to retire its existing liabilities without regulatory or Congressional relief. If the USPS becomes unable to meet its financial obligations, many of our leases may be vacated by the USPS, which would have a material adverse effect on our business and operations. Any Congressional or regulatory action that decreases demand by the USPS for leased postal properties would also have a material adverse effect on our business and operations. We cannot predict whether any currently contemplated reforms or any reforms pursued by the Biden administration will ultimately take effect and, if so, how such reforms would specifically affect us.

The USPS has a substantial amount of indebtedness.

On April 1, 1999, the USPS entered into a Note Purchase Agreement, as amended, the NPA, with the Federal Financing Bank (the “FFB”) for the purpose of obtaining debt financing. Under the NPA, FFB is required to purchase notes from the USPS meeting specified conditions, up to the established maximum amounts, within five business days of delivery. The amount that the USPS borrows under the NPA varies from year to year depending upon the needs of the organization. Historically, all of the USPS’s outstanding debt has been obtained through the NPA. The most recent extension to the NPA, however, expired on August 31, 2019. If the USPS cannot reach acceptable terms with FFB on an extension of the NPA, the USPS would need to seek debt financing through other means, either through individual agreements with FFB (on terms that may differ from those set forth in the NPA) or from other sources. There can be no assurance that the USPS will be able to extend the term of the NPA or obtain alternative debt financing on the terms or timing that it expects, if at all. If the USPS is unable to extend the NPA with the FFB, the USPS may not be able to refinance debt with the FFB in the future at comparable terms to those currently available.

The USPS has significant outstanding debt obligations to the FFB. and a significant underfunded Postal Service Retiree Health Benefit Fund, or the PSRHBF, liability, which the USPS is required to fund in future periods. Additionally, the USPS has underfunded retirement benefits amortization payable to the Civil Service Retirement System, or CSRS, and Federal Employees Retirement System, or FERS, funds, which the USPS is required to fund in future periods. The USPS’s significant indebtedness and unpaid retirement and retiree health obligations could require the USPS to dedicate a substantial portion of its future cash flow from operations to payments on debt and retirement and retiree healthcare obligations, thus reducing the availability of cash flow to fund operating expenses, including lease payments, working capital, capital expenditures and other business activities.

The USPS is subject to congressional oversight and regulation by the PRC and other government agencies.

The USPS has a wide variety of stakeholders whose interests and needs are sometimes in conflict. The USPS operates as an independent establishment of the executive branch of the U.S. government and, as a result, is subject to a variety of regulations and other limitations applicable to federal agencies. The ability of the USPS to raise rates for its products and services is subject to the regulatory oversight and approval of the PRC. Limitations on the USPS’s ability to take action could adversely affect its operating and financial results, and as a result, reduce demand for leasing postal properties.

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

The USPS’s potential insolvency, inability to pay rent or bankruptcy would have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and our ability to service our debt obligations and could result in our inability to continue as a going concern.

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

Implementation of the Ten-Year Plan proposed by Mr. DeJoy could have a material adverse effect on our operations, financial position and results of operations.

Mr. DeJoy has published his Ten-Year Plan to address the challenges of the shift from traditional letter-mail to package delivery, underperformance in processing, transportation, delivery and retail operations, failure to meet service performance standards and a perilous and worsening financial situation that has resulted in losses over the last fourteen years of $87 billion. The strategic initiatives are designed to reverse a projected $160 billion in losses over the next ten years and to operate at a positive net income beginning in 2023 or 2024. Retail revenue has decreased substantially since 2015. The Ten-Year Plan includes realignment, procurement of new facilities, expansion of existing facilities and consolidation of underused facilities as well as modernization of retail lobbies to enable expanded digital, small, medium-sized business and government services, which could affect our operations if our postal properties are consolidated. The Ten-Year Plan also includes a request for Congress to relieve pre-funding obligations of the PSRHBF and to require the integration of Medicare with postal service-specific health plan.

The extent to which the implementation of this Ten-Year Plan will affect, our business, liquidity, financial condition, and results of operations, will depend on numerous factors that we may not be able to accurately predict or assess. Portions of the Ten-Year Plan require Congressional approval, which we cannot predict at this time and there will be additional conversations with stakeholders about implementation and changes to the Ten-Year Plan. USPS’s failure to implement the Ten-Year Plan or get Congressional approval may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.

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

The ongoing COVID-19 pandemic and measures being taken to prevent its spread, including government-imposed travel related limitations, could negatively impact demand for USPS services and postal properties which could have a material adverse effect on our business, results of operations and financial condition.

The ongoing COVID-19 pandemic and measures being taken to prevent its spread has resulted in a reduction in foot traffic in many public places, including postal properties. A continued reduction in the use of in-person services may reduce the demand for postal properties by the USPS and our results of operations could decline as a result. The ongoing COVID-19 pandemic has also caused a decline in mail volume, particularly in advertising conducted through the mail, which may adversely affect the USPS’s financial condition, and therefore the demand for postal properties. Continued reduction or permanent changes to mail volume could reduce demand for postal properties and materially adversely affect our result of operations.

Further, although the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by Public Law 116-260, the Consolidated Appropriations Act of 2021, includes a $10 billion loan to the USPS, there can be no assurances that this financing will be sufficient to sustain USPS operations in light of current shortfalls resulting from reduced mail volumes. As of the date of this report, the USPS has not received any portion of the $10 billion loan. Moreover, two related bills proposed to provide the USPS with alternate funding in the amounts of $25 billion or $10 billion failed to pass in the third quarter of 2020.

In addition, the USPS is dependent on the efforts of its employees, many of whom come into contact with a large number of individuals on a daily basis. If USPS employees are unwilling or unable to report to work regularly because of the ongoing COVID-19 pandemic or USPS services are otherwise diminished as a result of governmental response to the pandemic, the demand for USPS services or the reputation of the USPS may suffer, leading to a reduced need for postal properties and adversely affecting our business and results of operations.

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

In May 2020, the USPS Board of Governors unanimously appointed Louis DeJoy as the Postmaster General. Mr. DeJoy took office on June 15, 2020. Since Mr. DeJoy’s appointment, the USPS reassigned or displaced at least twenty-three postal executives including two executives overseeing day-to-day operations. The USPS also implemented a management hiring freeze and requested future Voluntary Early Retirement Authority from the Office of Personnel Management for certain employees not represented by a collective bargaining agreement. On February 24, 2021, President Joseph Biden nominated two Democrats and an Independent to the USPS Board of Governors that if confirmed would lead to four Democrats, four Republicans and an Independent on the Board.

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

The extent to which these changes, among others, will affect our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess. The USPS is subject to legislative and other constraints which may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.

Litigation involving the USPS, including those related to changes in the USPS’s operations, the 2020 presidential election and mail-in voting, may disrupt our business, which could have a material effect on our operations, financial position and results of operations.

As a result of (i) the proposed and executed operational, managerial and strategic changes within the USPS and (ii) the ongoing COVID-19 pandemic, which significantly increased the number of absentee ballots utilized for the 2020 presidential election, the USPS is the focal point of recent litigation. As of the date of this report, several lawsuits have been filed and remain pending against Mr. DeJoy, the USPS and former President Donald Trump pertaining to operational change at the USPS, mail delays and mail-in voting for the 2020 presidential election.

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

We currently have a concentration of postal properties in Pennsylvania, Wisconsin, Maine, Texas, Oklahoma and Illinois and are exposed to changes in regional or local conditions in these states.

Our business may be adversely affected by regional or local conditions and events in the areas in which we operate, particularly in Pennsylvania, Wisconsin, Maine, Texas, Oklahoma and Illinois where many of our postal properties are concentrated. Factors that may affect our occupancy levels, our rental revenues, our funds from operations or the value of our properties include the following, among others:

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

We cannot assure you that any leases will be renewed or that vacated properties will be sold on favorable terms, or at all. As of the date of this report, the USPS has notified us of its intent to vacate one property in our portfolio. If rental rates for our properties decrease, our existing tenant does not renew their leases or we do not sell vacated properties on favorable terms, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

Property vacancies could result in significant capital expenditures and illiquidity.

The loss of a tenant through lease expiration may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Substantially all of the properties we acquire are specifically suited to the particular business of the USPS and, as a result, if the USPS does not renew its lease, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required or elect to sell the property, we may have difficulty selling it to a party other than the USPS. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, which may materially and adversely affect us.

As of March 30, 2021, the leases at 11 of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.

As of March 30, 2021, the leases at 11 of our properties (consisting of one property for which the lease expired on December 31, 2020 which we acquired in February 2021, and ten properties for which leases expired to date in 2021) were expired and the USPS is occupying such properties as a holdover tenant, aggregating approximately 24,000 interior square feet and $0.2 million in annualized rental income. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. Due to the fact that the USPS is occupying 11 of our properties as a holdover tenant, such properties are currently excluded from being part of the borrowing base under our Credit Facility.

We anticipate that we will execute new leases for all properties that have expired or will expire, and the addendum discussed herein, as applicable. However, there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.

We might not be successful in renewing the leases that are in holdover status or that are scheduled to expire in 2021, obtaining positive rent renewal spreads, or renewing the leases on terms comparable to those of the expiring leases. If we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.

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

Illiquidity of postal properties could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our ability to promptly sell one or more postal properties in our portfolio in response to changing economic, financial and investment conditions may be limited. Certain types of real estate and in particular, post offices, may have limited alternative uses and thus are relatively illiquid. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more postal properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Internal Revenue Code of 1986, as amended, or the Code, imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business.

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

The elimination of LIBOR after June 2023 may affect our financial results.

On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Spodek, Garber and Klein who have extensive market knowledge and relationships and exercise substantial influence over our operational and financing activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, the USPS and owners of postal properties. If we lose their services, such relationships could diminish or be adversely affected. Our employment agreements with Messrs. Spodek, Garber and Klein do not guarantee their continued employment with us.

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

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

In the future, we may co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in and managing the affairs of a property, partnership, joint venture or other entity. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. We may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to maintain our qualification as a REIT or our exclusion or exemption from registration under the Investment Company Act, even if we do not control the joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

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

We also are exposed to risks associated with inclement winter weather, particularly in the Northeast, Mid-Atlantic and Mid-West, including increased costs for the removal of snow and ice. Inclement weather also could increase the need for maintenance and repair of our properties.

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

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988, or FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines, award damages to private litigants or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations and cash flow.

We have acquired and may continue to acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us, and we may not be able to adapt to these new business models.

We have acquired and may continue to acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us, and we may not be able to adapt to these new business models. When we acquire such properties, we may face risks associated with lack of market or tenant knowledge or understanding of the local economy or operations of the new tenant. Additionally, we may face risks associated with forging new business relationships and unfamiliarity with local government and local or tenant-specific permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.

Risks Related to Our Organizational Structure

Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our operating partnership, including the approval of significant corporate transactions.

Mr. Spodek and his affiliates held approximately 14.3% of the combined voting power of our outstanding shares of common stock as of March 30, 2021. Pursuant to his ownership of Class A common stock and Voting Equivalency stock, Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.

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

By resolution of our Board of Directors, we have opted out of the business combination provisions of the MGCL and provide that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our Board of Directors may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt into the control share provisions of the MGCL in the future.

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

As of March 30, 2021, Mr. Spodek and his affiliates owned approximately 56.22 % of the outstanding OP Units including long-term incentive units of the Operating Partnership that are not owned by us (each, an “LTIP Unit” and collectively, the “LTIP Units) and approximately 5.6 % of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 18.4 % beneficial economic interest in our company on a fully diluted basis.

Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with contributions of properties to our Operating Partnership, our Operating Partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business or provide certain of our contributors the opportunity to guarantee debt or enter into a deficit restoration obligations upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the tenth anniversary of the completion of the Formation Transactions. If we fail to make such opportunities available, we will be required to deliver to each such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. Nevertheless, we have entered and may in the future enter into tax protection agreements to assist contributors of properties to our Operating Partnership in deferring the recognition of taxable gain as a result of and after any such contribution.

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

As of March 30, 2021, approximately 18.2 % of the outstanding OP Units (including the LTIP Units) of our operating partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We have elected and intend to continue to operate in a manner that will allow us to qualify to be taxed as a REIT under Sections 856-860 of the Code commencing with our short taxable year ended December 31, 2019. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. No assurances can be given that our actual results of operations for any particular taxable year will satisfy such requirements. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Services, or the IRS, that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.

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

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Differences in timing between the recognition of income and the related cash receipts, limitations on our ability or the ability of our subsidiaries to deduct interest expense from borrowings under Section 163(j) of the Code or the effect of required debt amortization payments could require us to borrow or raise capital on terms we regard as unfavorable, or sell assets at prices or at times we regard as unfavorable to distribute out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

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

Because a portion of our predecessor, United Postal Holdings, Inc. or UPH, was a C corporation, to qualify as a REIT, we were required to distribute to our stockholders prior to the end of the taxable year ended December 31, 2019 all of UPH’s accumulated earnings and profits attributable taxable years prior to the Formation Transactions. Based on an earnings and profits study we obtained from an accounting firm, we do not believe that we had any accumulated earnings and profits attributable to UPH. While we believe that we satisfied the requirements relating to the distribution of UPH’s earnings and profits, the determination of the amount of accumulated earnings and profits attributable to UPH is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to UPH, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing UPH’s tax years through the effective date of the merger with us, successfully assert that our taxable income should be increased, which could increase our earnings and profits attributable to UPH. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot determine now whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.

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

We believe that our operating partnership has been and will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership generally will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned a portfolio of 726 postal properties located in 47 states comprising approximately of 2.7 million net leasable interior square feet. All of our properties were leased to a single tenant, the USPS, other than the multi-tenant industrial facility located in Warrendale, PA. The USPS occupies 73% of this property as a distribution facility. The following map shows our footprint of owned and managed properties as of December 31, 2020.

Explanatory Note:

(1)	We own one property in Galena, AK, which has been omitted from this map.

Information regarding our properties as of December 31, 2020 are included in “Item 15. “Exhibits, Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.

Scheduled Lease Expirations

As of December 31, 2020, the weighted average remaining years to maturity pursuant to our leases with the USPS was approximately 3.7 years, with expirations through 2029. The table below details scheduled lease expirations, as of December 31, 2020, for our properties for the periods indicated.

	Number of Leases	Total Lease Square Footage		Annualized Lease Revenue (1)
Year	Expiring	Amount	%	Amount	%
2021(2)	72	158,539	5.9%	1,621,273	6.3%
2022(3)	212	518,523	19.4%	4,296,681	16.6%
2023	87	305,298	11.4%	3,360,624	13.0%
2024	90	487,394	18.3%	4,338,923	16.8%
2025	120	352,792	13.2%	4,693,943	18.2%
2026	83	590,786	22.1%	4,733,975	18.3%
2027	54	209,528	7.9%	2,253,631	8.7%
2028	6	33,004	1.2%	294,220	1.1%
2029	4	12,311	0.5%	216,238	0.8%
Totals	728	2,668,175	100.0%	$25,809,508	100.0%

Explanatory Notes:

(1)	Expiring rent calculated on the last contracted rent paid monthly annualized.

(2)	Includes approximately 42,000 of interior lease square footage and annualized lease revenue of $0.6 million occupied by month-to-month holdover leases or leases that expired during the year ended December 31, 2020.

(3)	135 of the 212 leases are under a master lease that was scheduled to expire in 2022 as of December 31, 2020. Such master lease was extended in January 2021 to February 2027.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock trades on the NYSE under the symbol “PSTL”. As of March 30, 2021, there were 13,326,514 shares of Class A common stock issued and outstanding and three stockholders of record. This number of stockholders of record does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

In addition, as of March 30, 2021, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 2,987,063 OP Units and LTIP units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares.

We intend to continue to declare quarterly dividends on our Class A common stock. The actual amount and timing of dividends, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Company as of and for the year ended December 31, 2020 and as of December 31, 2019 and of the Company and the Company’s accounting Predecessor for the year ended December 31, 2019.

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

Prior to the closing of our IPO on May 17, 2019, Andrew Spodek, our chief executive officer and a member of our Board of Directors, directly or indirectly controlled 190 properties owned by the Predecessor that were contributed as part of the Formation Transactions. Of these 190 properties, 140 were held indirectly by our Predecessor through a series of holding companies, which we refer to collectively as “UPH.” The remaining 50 properties were owned by Mr. Spodek through 12 limited liability companies and one limited partnership, which we refer to collectively as the “Spodek LLCs.” References to our Predecessor consist of UPH, the Spodek LLCs and Nationwide Postal Management, Inc., a property management company whose management business we acquired in the Formation Transactions, collectively.

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

Overview

Company

We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related Formation Transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. At the completion of our IPO and the Formation Transactions, we owned a portfolio of 271 postal properties located in 41 states comprising approximately of 872,000 net leasable interior square feet, all of which were leased to the USPS. For the year ended December 31, 2020, we acquired 261 postal properties leased primarily to the USPS for approximately $130 million, excluding closing costs. As of December 31, 2020, our portfolio consists of 726 owned postal properties, located in 47 states and comprising approximately 2.7 million net leasable interior square feet.

The following charts show certain statistics of our portfolio as of December 31, 2020:

Portfolio by % of Aggregate Interior Square Feet

Portfolio by % of Aggregate Gross Rent

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of March 30, 2021, we own approximately 81.8% of our outstanding OP Units, including LTIP Units. Our Board of Directors oversees our business and affairs.

Follow on Offering and ATM Program

On July 15, 2020, we priced a public offering of 3.5 million shares of our Class A common stock, or the July Follow-on Offering, at $13.00 per share. On July 17, 2020, the underwriters purchased an additional 521,840 shares pursuant to a 30-day option to purchase up to an additional 525,000 shares at $13.00 per share, or the July Additional Shares. The July Follow-on Offering, including the July Additional Shares, closed on July 20, 2020 resulting in $52.2 million in gross proceeds, and approximately $49.4 million in net proceeds after deducting approximately $2.9 million in underwriting discounts and before giving effect to $0.9 million in other estimated expenses relating to the July Follow-on Offering.

On December 14, 2020, we entered into separate open market sale with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co., pursuant to which we may offer and sell, from time to time, shares our Class A common stock having an aggregate sales price of up to $50,000,000. As of December 31, 2020, we had $50.0 million of availability remaining under the ATM Program.

Pursuant to the open market sale agreements, shares of our Class A common stock may be offered and sold through the sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

Executive Overview

We are an internally managed REIT with a focus on acquiring and managing properties primarily leased to the USPS. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that will generate strong earnings for our shareholders.

Geographic Concentration

As of December 31, 2020, we owned a portfolio of 726 postal properties located in 47 states leased primarily to the USPS. For the year ended December 31, 2020, 10.0% of our total of rental income was concentrated in Pennsylvania. Such geographical concentration could expose the Company to certain downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material changes in the current payments programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The USPS is constrained by laws and regulations that restrict revenue sources, mandate certain expenses and cap its borrowing capacity. As a result, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits for current workers and retirees. The USPS has taken the position that productivity improvements and cost reduction measures alone without legislative and regulatory intervention will not be sufficient to maintain the ability to meet all of its existing obligations when due. Further, although the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by Public Law 116-260, the Consolidated Appropriations Act, 2021, includes a $10.0 billion loan to the USPS, there can be no assurances that this financing will be sufficient to sustain USPS operations in light of current shortfalls resulting from reduced mail volumes.

The ongoing COVID-19 pandemic and measures being taken to prevent its spread has resulted in a reduction in foot traffic in many public places, including postal properties. A continued reduction in the use of in-person services may reduce the demand for postal properties by the USPS and our results of operations could decline as a result. The ongoing COVID-19 pandemic has also caused a decline in mail volume, particularly in advertising conducted through the mail, which may adversely affect the USPS’s financial condition, and therefore the demand for postal properties. Continued reduction or permanent changes to mail volume could reduce demand for postal properties and materially adversely affect our result of operations.

Finally, as a result of the proposed and executed operational, managerial and strategic changes within the USPS and the ongoing COVID-19 pandemic, which significantly increased the number of absentee ballots utilized for the 2020 presidential election, the USPS is the focal point of recent litigation. As of the date of this report, several lawsuits have been filed against Mr. DeJoy, the USPS and former President Donald Trump pertaining to operational changes at the USPS, mail delays and mail-in voting for the 2020 presidential election. If, as a result of any backlogs, political rhetoric or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS.

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by PRM, our TRS. Rental income represents the lease revenue recognized under leases with the USPS which includes the impact of above and below market lease intangibles. Tenant reimbursements primarily represents payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and is a percentage of the lease revenue for the managed property. As of December 31, 2020, all properties leased to the USPS had an average remaining lease term of 3.7 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

Operating Expenses

We lease our properties to the USPS. The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, routine maintenance and the reimbursement of property taxes and the landlord is responsible for insurance and roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” for further discussion.

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

General and Administrative

General and administrative expense represents personnel costs, professional fees, legal fees, insurance, consulting fees, portfolio servicing costs and other expenses related to corporate governance, filing reports with the SEC and the NYSE, and other compliance matters. Our Predecessor was privately owned and historically did not incur costs that we incur as a public company. In addition, while we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.

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

Indebtedness and Interest Expense

Interest expense for our Predecessor related primarily to three mortgage loans payable and related party interest-only promissory notes, See Note 5—Debt of the accompanying financial statements for further details. As a result of the Formation Transactions, we assumed certain indebtedness of the Predecessor, a portion of which was repaid without penalty using a portion of the net proceeds from our IPO. On September 27, 2019, we entered into a credit agreement, as amended the Credit Agreement with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for a senior revolving credit facility with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million, or the Accordion Feature. On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, we amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow Leases other than the USPS at a Real Property subject to certain limitations (as defined in such amendment).

As of December 31, 2020, the leases at 15 of our properties were expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility. Subsequent to December 31, 2020, we executed all leases for these 15 properties. We intend to use the Credit Facility for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. Consistent with the method adopted by our Predecessor, we amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

Income Tax Benefit (Expense)

As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by PRM and any other TRS we form in the future, will be subject to federal, state and local corporate income tax.

Lease Renewal

As of December 31, 2020, the leases at 15 of our properties were expired and the USPS was occupying such properties as a holdover tenant. See “Item 2. Properties— Lease Expiration Schedule”. As of March 30, 2021, 11 leases were in holdover status representing $0.2 million of annual rental revenue. We might not be successful in renewing the leases that are in holdover status or that are expiring in 2021, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will likely experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Results of Operations

Comparison of the year ended December 31, 2020 and December 31, 2019

Our results of operations for the year ended December 31, 2020 include our consolidated results for the year ended December 31, 2020. Our results of operations for the year ended December 31, 2019 include our consolidated results for the period from our IPO on May 17, 2019 through December 31, 2019 and combined consolidated results of our Predecessor for the period from January 1, 2019 through May 16, 2019. We incurred a net loss of $0.6 million in 2020 and a loss of $2.0 million since the completion of our IPO on May 17, 2019 through December 31, 2019, which includes the loss on early extinguishment of our Predecessor’s debt of $0.2 million and equity-based compensation of approximately $1.0 million. See Note 3—Real Estate Acquisitions of the accompanying financial statements for information regarding our real estate acquisition activity during the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues
Rental income	$20,268,761	$8,865,868	$11,402,893	129%
Tenant reimbursements	3,046,234	1,311,121	1,735,113	132%
Fee and other income	1,360,877	1,112,367	248,510	22%
Total revenues	24,675,872	11,289,356	13,386,516	119%

Operating expenses
Real estate taxes	3,095,435	1,366,892	1,728,543	127%
Property operating expenses	1,924,405	1,207,486	716,919	59%
General and administrative	8,229,753	4,846,392	3,383,361	70%
Depreciation and amortization	9,162,934	3,800,059	5,362,875	141%
Total operating expenses	22,412,527	11,220,829	11,191,698	100%

Income from operations	2,263,345	68,527	2,194,818	3203%

Interest expense, net
Contractual interest expense	(2,345,532)	(1,098,788)	(1,246,744)	114%
Write-off and amortization of deferred financing fees	(472,094)	(242,763)	(229,331)	95%
Loss on extinguishment of debt	-	(185,586)	185,586	(100)%
Interest income	2,745	5,928	(3,183)	(54)%
Total interest expense, net	(2,814,881)	(1,521,209)	(1,293,672)	85%

Loss before income tax expense	(551,536)	(1,452,682)	901,146	(62)%
Income tax expense	(89,342)	(39,749)	(49,593)	125%
Net loss	$(640,878)	$(1,492,431)	$851,553	(57)%

Revenues

Total revenues increased by $13.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in revenue is attributable to the properties that we acquired in connection with the Formation Transactions being part of our portfolio for all of 2020 and the effects of the properties that we acquired since the completion of our IPO.

Rental income – Rental income increased $11.4 million year over year primarily due to the properties that we acquired in connection with the Formation Transactions being part of our portfolio for all of 2020 and the effects of the properties that we acquired since the completion of our IPO.

Tenant reimbursements – Tenant reimbursements increased $1.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the properties that we acquired in connection with the Formation Transactions being part of our portfolio for all of 2020 and the effects of the properties that we acquired since the completion of our IPO.

Fee and other income. Other revenue increased by $0.2 million, to $1.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to higher insurance recoveries for the year ended December 31, 2020, offset by lower miscellaneous income.

Operating Expense

Real estate taxes – Real estate taxes increased by $1.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of the properties that we acquired in connection with the Formation Transactions being part of our portfolio for all of 2020 and the effects of the properties that we acquired since the completion of our IPO.

Property operating expenses – Property operating expenses increased by $0.7 million to $1.9 million for December 31, 2020 from $1.2 million for the year ended December 31, 2019. Property management expenses are included within property operating expenses and increased by $0.1 million to $0.8 million for the year ended December 31, 2020 from $0.7 million for the year ended December 31, 2019. The remainder of the increase of $0.6 million is related to expenses related to repairs and maintenance and insurance that we were acquired in connection with the Formation Transactions being part of our portfolio for all of 2020 and the effects of the properties that we acquired since the completion of our IPO.

General and administrative – General and administrative expenses increased by $3.4 million to $8.2 million for the year ended December 31, 2020 from $4.8 million for the year ended December 31, 2019, primarily due to higher professional fees and increased personnel and investor relations expenses as a result of being a public company. In addition, equity-based compensation expense increased by $1.2 million for year ended December 31, 2020 compared to the year ended December 31, 2019, due to additional equity-based compensation expense for awards that have been granted since our IPO.

Depreciation and amortization – Depreciation and amortization expense increased by $5.4 million to $9.2 million for the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019, and is primarily related to the properties that we acquired as part of the Formation Transactions being part of our portfolio for all of 2020 and the effects of the properties that we acquired since the completion of our IPO.

Total Interest Expense, Net

During the year ended December 31, 2020, we incurred total interest expense, net of $2.8 million compared to $1.5 million for the year ended December 31, 2019. The increase in interest expense is primarily related to the interest incurred on increased borrowings from the Credit Facility entered into in September 2019 and the amortization of deferred financing costs related to the Credit Facility. This increase is offset by a loss on early extinguishment of debt of $0.2 million incurred in connection with the IPO during the year ended December 31, 2019.

Cash Flows

Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

The Company had $2.2 million of cash and $1.1 million of escrows and reserves as of December 31, 2020 compared to $12.5 million of cash and $0.7 million of escrows and reserves as of December 31, 2019.

Cash flow from operating activities – Net cash provided by operating activities increased by $6.5 million to $9.4 million for the year ended December 31, 2020 compared to $2.9 million for the same period in 2019. The increase is primarily due to the addition of postal properties that were acquired since the IPO, all of which have generated additional rental income and related changes in working capital.

Cash flow to investing activities – Net cash used in investing activities increased by $53.5 million to $126.2 million for the year ended December 31, 2020 compared to $72.7 million for the same period in 2019. The increase was primarily due to the 261 postal properties that we acquired during 2020.

Cash flow from financing activities – Net cash provided by financing activities increased by $24.7 million to $106.8 million for the year ended December 31, 2020 compared to $82.1 million provided by the same period in 2019. The increase was primarily related to higher net borrowings during the year ended December 31, 2020 offset by lower proceeds from equity offerings and higher payments of dividends since our IPO.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $2.2 million of cash and $1.1 million of escrows and reserves as of December 31, 2020.

As of December 31, 2020, we had $78.0 million outstanding under our Credit Facility. On January 30, 2020, we exercised the accordion feature on the Credit Facility to increase permitted borrowings to $150.0 million from $100.0 million subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, we amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow Leases other than the USPS at a Real Property subject to certain limitations (as defined in such amendment). We intend to use our Credit Facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes. As of December 31, 2020, the leases at 15 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under our Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company, or the Subsidiary Guarantors, and includes a pledge of equity interests in the Subsidiary Guarantors. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and make distributions. The Credit Agreement requires compliance with consolidated financial maintenance covenants to be tested quarterly, including a maximum consolidated secured indebtedness ratio, maximum consolidated leverage ratio, minimum consolidated fixed charge coverage ratio, minimum consolidated tangible net worth, maximum dividend payout ratio, maximum consolidated unsecured leverage ratio, and minimum debt service coverage ratio. The Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Credit Facility, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

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

Consolidated Indebtedness

As of December 31, 2020, we had approximately $125.0 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2020 and 2019 with respect to the outstanding indebtedness of the Company:

	Amount Outstanding as of December 31, 2020	Amount Outstanding as of December 31, 2019	Interest Rate as of December 31, 2020	Maturity Date
Credit Facility(1)	$78,000,000	$54,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,458,450	1,522,672	4.00%	September 2036
First Oklahoma Bank(4)	364,077	378,005	4.50%	December 2037
Vision Bank – 2018(5)	868,818	900,385	5.00%	January 2038
Seller Financing(6)	445,000	445,000	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	4,522,311	—	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	9,152,000	—	4.25%	June 2040
AIG-December 2020(9)	30,225,000	—	2.80%	January 2031
Total Principal	$125,035,656	$57,246,062

Explanatory Notes:

(1)	On September 27, 2019, we entered into our Credit Agreement, which provides for revolving commitments in an aggregate principal amount of a $100.0 million and an accordion feature that permits us to borrow up to $200.0 million, subject to customary conditions. During the three months ended March 31, 2020, we amended the Credit Agreement in order to exercise a portion our accordion feature to increase permitted borrowings to $150.0 million from $100.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. As of December 31, 2020, $150.0 million in aggregate principal amount under the Credit Facility was authorized and $78.0 million was drawn. Our ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of December 31, 2020, we were in compliance with all of the Credit Facility’s debt covenants.

(2)	As of December 31, 2020, the one-month LIBOR rate was 0.15%.

(3)	Five properties are collateralized under this loan as of December 31, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-building portfolio, we obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%.

(8)	The loan is collateralized by first mortgage liens on 22 properties. The interest rate resets in January 2027 to the greater of Prime or 4.25%.

(9)	The loan is secured by a cross-collateralized and cross-defaulted first mortgage lien on the Industrial Property. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.

Secured Borrowings as of December 31, 2020

As of December 31, 2020, we had approximately $47.0 million of secured borrowings outstanding, all of which is fixed rate debt with a weighted average interest rate of 3.34% per annum. During the year ended December 31, 2020, we obtained mortgage loans in the aggregate amount of $44.0 million.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2020, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility	$78,000,000	$—	$78,000,000	—	$—
Principal payments on mortgage loans	47,035,656	220,497	1,437,066	1,572,077	43,806,016
Interest payments(1)	20,563,866	3,153,035	5,927,164	2,927,487	8,556,180
Operating lease obligations(2)	1,937,019	212,469	442,106	126,244	1,156,200
Total	$147,536,541	$3,586,001	$85,806,336	$4,625,808	$53,518,396

Explanatory Notes:

(1)	The amounts shown relate to (i) interest on the $78.0 million outstanding under the Credit Facility as of December 31, 2020 at LIBOR plus 1.70%, (ii) assuming the amount outstanding under the Credit Facility remains at the December 31, 2020 level of $78.0 million, an unused facility fee under the Credit Facility of 0.25% through the remainder of the term and (iii) interest on the outstanding mortgage loans.

(2)	Operating lease obligations relate to the lease for our corporate headquarters and two ground leases at certain of our properties.

Dividends

To qualify and maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2020, we paid cash dividends of $0.79 per share.

Subsequent Events

2021 Financing Activity

On February 3, 2021, we repaid the First Oklahoma Bank-April 2020 and First Oklahoma Bank-June 2020 with proceeds from a borrowing from our Credit Facility. The Company had net credit facility activity of $10.5 million during the period subsequent to December 31, 2020. As of the date of this report, the Company had $67.5 million drawn on its credit facility.

2021 Real Estate Acquisitions

Subsequent to December 31, 2020, we have acquired 54 postal properties in individual or small portfolio transactions for approximately $25.7 million.

Follow-on Offering

On January 11, 2021, we priced a public offering of 3,250,000 shares of our Class A common stock, or the January Follow-on Offering, at $15.25 per share. On January 12, 2021, the underwriters purchased an additional 487,500 shares pursuant to a 30-day option to purchase up to an additional 487,500 shares at $15.25 per share, or the January Additional Shares. The January Follow-on Offering, including the January Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.3 million in other estimated expenses relating to the January Follow-on Offering.

Dividends

On January 28, 2021, our Board of Directors approved and we declared a fourth quarter common stock dividend of $0.2175 per share which was paid on February 26, 2021 to stockholders of record on February 12, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Our Consolidated Financial Statements are prepared in conformity with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions and estimates that may impact the carrying value of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our Consolidated Financial Statements. Our accounting policies are more fully discussed in Note 2. Summary of Significant Accounting Policies in the Notes to the Consolidated and Combined Consolidated Financial Statements.

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

Fee and other income primarily consist of property management fees. These fees arise from contractual agreements with entities that are affiliated with our chief executive officer. Management fee income is recognized as earned under the respective agreements.

Non-controlling Interests

Non-controlling interests represent OP Units held by the Predecessor’s prior investors and certain sellers of acquisition portfolios and LTIP Units primarily held by our chief executive officer. Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 1,333,112 OP Units to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership and 114,706 LTIP Units to our chief executive officer. During the year ended December 31, 2020, we granted 94,303 LTIP units to our chief executive officer. In addition, during the years ended December 31, 2020 and 2019, we issued 483,333 and 824,350 OP Units, respectively to certain contributors in connection with portfolio acquisitions.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2. Summary of Significant Accountant Principles of to the accompanying Consolidated and Combined Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

POSTAL REALTY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Postal Realty Trust, Inc.

Cedarhurst, NY

Opinion on the Consolidated and Combined Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Postal Realty Trust, Inc. as of December 31, 2020 and 2019, the related consolidated and combined consolidated statements of operations, changes in equity (deficit), and cash flows of Postal Realty Trust, Inc. and its Predecessor (the “Company”) for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated and combined consolidated financial statements”). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then  ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSTAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Investments:
Real estate properties, at cost:
Land	$46,302,672	$25,147,732
Building and improvements	196,340,043	92,873,637
Tenant improvements	4,427,972	2,562,293
Total real estate properties, at cost	247,070,687	120,583,662
Less: Accumulated depreciation	(13,215,180)	(8,813,579)
Total real estate properties, net	233,855,507	111,770,083
Investment in financing lease, net	515,046	–
Total investments	234,370,553	111,770,083
Cash	2,211,677	12,475,537
Rent and other receivables	3,520,917	1,710,314
Prepaid expenses and other assets, net	4,434,544	2,752,862
Escrow and reserves	1,058,657	708,066
Deferred rent receivable	215,889	33,344
In-place lease intangibles, net	13,022,475	7,315,867
Above market leases, net	50,099	22,124
Total Assets	$258,884,811	$136,788,197

Liabilities and Equity
Liabilities:
Secured borrowings, net	$46,628,626	$3,211,004
Revolving credit facility	78,000,000	54,000,000
Accounts payable, accrued expenses and other	5,891,622	3,152,799
Below market leases, net	8,726,037	6,601,119
Total Liabilities	139,246,285	66,964,922

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 9,437,197 and 5,285,904 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	94,372	52,859
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of December 31, 2020 and December 31, 2019	272	272
Additional paid-in capital	100,812,012	51,396,226
Accumulated deficit	(8,916,683)	(2,575,754)
Total Stockholders’ Equity	91,989,973	48,873,603
Operating Partnership unitholders’ non-controlling interests	27,648,553	20,949,672
Total Equity	119,638,526	69,823,275
Total Liabilities and Equity	$258,884,811	$136,788,197

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 30,
	2020	2019
Revenues:
Rental income	$20,268,761	$8,865,868
Tenant reimbursements	3,046,234	1,311,121
Fee and other income	1,360,877	1,112,367
Total revenues	24,675,872	11,289,356

Operating expenses:
Real estate taxes	3,095,435	1,366,892
Property operating expenses	1,924,405	1,207,486
General and administrative	8,229,753	4,846,392
Depreciation and amortization	9,162,934	3,800,059
Total operating expenses	22,412,527	11,220,829

Income from operations	2,263,345	68,527

Interest expense, net:
Contractual interest expense	(2,345,532)	(1,098,788)
Write-off and amortization of deferred financing fees	(472,094)	(242,763)
Loss on early extinguishment of predecessor debt	—	(185,586)
Interest income	2,745	5,928
Total interest expense, net	(2,814,881)	(1,521,209)

Income (loss) before income tax expense	(551,536)	(1,452,682)
Income tax expense	(89,342)	(39,749)

Net loss	(640,878)	(1,492,431)
Net income attributable to non-controlling interest in properties	—	(4,336)
Net income attributable to Predecessor	—	(463,414)
Net loss attributable to Operating Partnership unitholders’ non-controlling interests	288,531	462,968

Net loss attributable to common stockholders	$(352,347)	$(1,497,213)

Net loss per share:
Basic and Diluted	$(0.10)	$(0.30)

Weighted average common shares outstanding:
Basic and Diluted	7,013,621	5,164,264

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(DEFICIT)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Member’s Equity (Deficit)	Total Stockholders’ & Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total Equity
Balance - December 31, 2018	-	$4,000,200	$3,441,493	$(11,003,876)	$(2,095,823)	$(5,658,006)	$-	$44,593	$(5,613,413)
Capital contributions	-	-	397,121	-	1,671,131	2,068,252	-	-	2,068,252
Distributions and dividends	-	-	(699,191)	-	(1,377,689)	(2,076,880)	-	(6,188)	(2,083,068)
Net income (loss)	-	-	-	(170,344)	633,758	463,414	-	4,336	467,750
Balance - May 16, 2019		$4,000,200	$3,139,423	$(11,174,220)	$(1,168,623)	$(5,203,220)	$-	$42,741	$(5,160,479)
Net proceeds from sale of Common Stock	4,500,000	45,000	64,665,261	-	-	64,710,261	-	-	64,710,261
Formation transactions	664,264	(3,993,557)	(31,586,914)	11,174,220	1,168,623	(23,237,628)	22,662,907	(42,741)	(617,462)
Issuance of OP Units in connection with a transaction	-	-	-	-	-	-	13,227,801	-	13,227,801
Issuance and amortization of equity-based compensation	148,846	1,488	651,200	-	-	652,688	328,518	-	981,206
Amortization under the Employee Stock Purchase Plan (“ESPP”)	-	-	15,319	-	-	15,319	-	-	15,319
Dividends declared ($0.203 per share)	-	-	-	(1,078,541)	-	(1,078,541)	(294,649)	-	(1,373,190)
Net income (loss)	-	-	-	(1,497,213)	-	(1,497,213)	(462,968)	-	(1,960,181)
Reallocation of non-controlling interest	-	-	14,511,937	-	-	14,511,937	(14,511,937)	-	-
Balance – December 31, 2019	5,313,110	$53,131	$51,396,226	$(2,575,754)	$-	$48,873,603	$20,949,672	-	$69,823,275

Balance - December 31, 2019	5,313,110	$53,131	$51,396,226	$(2,575,754)	$-	$48,873,603	$20,949,672	$-	$69,823,275
Net proceeds from sale of common stock	4,021,840	40,218	48,481,137	-	-	48,521,355	-	-	48,521,355
Issuance of OP Units in connection with a transaction	-	-	-	-	-	-	7,921,828	-	7,921,828
Issuance and amortization of equity-based compensation	134,973	1,350	1,602,751	13,448	-	1,617,549	728,783	-	2,346,332
Issuance and amortization under ESPP	7,189	72	117,257	-	-	117,329	-	-	117,329
Restricted stock withholdings	(12,709)	(127)	(205,482)	-	-	(205,609)	-	-	(205,609)
Dividends declared ($0.79 per share)	-	-	-	(6,002,030)	-	(6,002,030)	(2,243,076)	-	(8,245,106)
Net loss	-	-	-	(352,347)	-	(352,347)	(288,531)	-	(640,878)
Reallocation of non-controlling interest	-	-	(579,877)	-	-	(579,877)	579,877	-	-
Balance – December 31, 2020	9,464,403	$94,644	$100,812,012	$(8,916,683)	$-	$91,989,973	$27,648,553	$-	$119,638,526

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(640,878)	$(1,492,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,492,090	1,716,601
Amortization of in-place intangibles	4,670,844	2,083,458
Write-off and amortization of deferred financing costs	472,094	242,763
Amortization of above/below market leases	(1,261,962)	(535,834)
Amortization of intangible liability	(10,886)	-
Equity based compensation	2,356,234	996,525
Reclassification of cumulative dividends paid on forfeited awards	13,448	-
Loss on extinguishment of debt	-	185,586
Deferred rent receivable	(182,545)	(19,284)
Deferred rent expense payable	17,140	(38,592)
Deferred tax liability	-	(65,895)
Changes in assets and liabilities:
Rent and other receivables	(1,810,603)	(1,374,311)
Prepaid expenses and other assets	(565,901)	(419,675)
Due to affiliates	-	(503,961)
Accounts payable, accrued expenses and other	1,846,659	2,083,673
Net cash provided by operating activities	9,395,734	2,858,623

Cash flows from investing activities:
Acquisition of real estate	(124,159,835)	(72,166,456)
Investment in financing lease	(516,817)	-
Repayment of financing lease	1,771	-
Escrows for acquisition and construction deposits	(469,899)	(335,999)
Capital improvements	(969,911)	(151,582)
Other investing activities	(37,517)	-
Net cash used in investing activities	(126,152,208)	(72,654,037)

Cash flows from financing activities:
Proceeds from secured borrowings	43,899,311	445,000
Repayments of secured borrowings	(109,716)	(32,218,087)
Proceeds from revolving credit facility	112,000,000	54,000,000
Repayments of revolving credit facility	(88,000,000)	-
Proceeds from other financing activity	557,000	-
Repayments from other financing activity	(504,345)	-
Net proceeds from issuance of shares	48,521,355	64,710,261
Other formation transactions	-	(2,007,417)
Debt issuance costs	(1,163,664)	(1,424,609)
Proceeds from issuance of ESPP shares	93,979	-
Shares withheld for payment of taxes on restricted share vesting	(205,609)	-
Contributions from partners and members	-	2,068,252
Distributions and dividends	(8,245,106)	(3,456,258)
Net cash provided by financing activities	106,843,205	82,117,142

Net (decrease) increase in Cash and Escrows and Reserves	(9,913,269)	12,321,728
Cash and Escrows and Reserves at the beginning of period	13,183,603	861,875
Cash and Escrow and Reserves at the end of period	$3,270,334	$13,183,603

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

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2020, the Company held an approximately 76.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which we are the primary beneficiary.

Our Predecessor (the “Predecessor”) was a combination of limited liability companies (the “LLCs”), one C-Corporation (“UPH”), one S-Corporation (“NPM”) and one limited partnership. The entities that comprised the Predecessor were majority owned and controlled by Mr. Spodek and his affiliates and were acquired by contribution to, or merger with, the Company and the Operating Partnership.

The Predecessor did not represent a legal entity. The Predecessor and its related assets and liabilities were under common control and were contributed to the Operating Partnership in connection with the Company’s IPO.

For the periods prior to May 17, 2019, the Predecessor, through the LLCs, UPH and the limited partnership, owned 190 postal properties in 33 states.

NPM was formed on November 17, 2004, for the purpose of managing commercial real estate properties.

As of December 31, 2020, the Company owned a portfolio of 726 postal properties located in 47 states. Our properties are primarily leased to a single tenant, the United States Postal Service (the “USPS”).

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

The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet, the requirements or qualification as a real estate investment trust (“REIT”) under the Code, and the Company elected to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

Pursuant to the Formation Transactions, the Company, directly or through the Operating Partnership, acquired the entities that comprise the Predecessor. The initial properties and other interests were contributed in exchange for 1,333,112 OP Units, 637,058 shares of Class A common stock, 27,206 shares of Voting Equivalency stock and $1.9 million of cash. In addition, the Operating Partnership purchased 81 postal properties (the “Acquisition Properties”) in exchange for $26.9 million in cash, including approximately $1.0 million paid to Mr. Spodek, the Company’s chief executive officer and a director for his non-controlling ownership in nine of the Acquisition Properties.

The Company’s results of operations for the year ended December 31, 2019 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of December 31, 2019 reflects solely the Company. References in these notes to consolidated financial statements to “Postal Realty Trust, Inc.” signify the Company for the period after the completion of the IPO and the Formation Transactions and the Predecessor for all prior periods.

The following is a summary of the Predecessor Statement of Operations for the period from January 1, 2019 through May 16, 2019, and the Company’s Statement of Operations for the period from May 17, 2019 through December 31, 2019. These amounts are included in the Consolidated and Combined Consolidated Statement of Operations herein for the year ended December 31, 2019.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

	Predecessor	Postal Realty Trust, Inc.
	January 1, 2019 through May 16, 2019	May 17, 2019 through December 31, 2019
Revenues:
Rental income	$2,249,355	$6,616,513
Tenant reimbursements	348,075	963,046
Fee and other income	427,959	684,408
Total revenues	3,025,389	8,263,967

Operating Expenses:
Real estate taxes	358,693	1,008,199
Property operating expenses	357,779	849,707
General and administrative	501,204	4,345,188
Depreciation and amortization	725,756	3,074,303
Total operating expenses	1,943,432	9,277,397

Income (loss) from operations	1,081,957	(1,013,430)

Interest expense, net:
Contractual interest expense	(570,819)	(527,969)
Write-off and amortization of deferred financing costs	(4,773)	(237,990)
Loss on early extinguishment of Predecessor debt	-	(185,586)
Interest income	1,134	4,794
Total interest expense, net	(574,458)	(946,751)

Income (loss) before income tax expense	507,499	(1,960,181)
Income tax expense	(39,749)	-
Net income (loss)	467,750	(1,960,181)

Less:
Net income attributable to noncontrolling interest in properties	(4,336)	-
Net income attributable to Predecessor	$463,414	-
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests		462,968
Net loss attributable to common stockholders		$(1,497,213)

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 2. Summary of Significant Accounting Policies

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

Deferred Costs

Financing costs related to the issuance of the Company’s secured long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the Company’s credit facility, or (the “Credit Facility”) are deferred and amortized as an increase to interest expense over the term of the Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Company’s Consolidated Balance Sheets and Consolidated and Combined Consolidated Statements of Cash Flows:

	As of
	December 31, 2020	December 31, 2019
Cash	$2,211,677	$12,475,537
Escrows and reserves:
Maintenance reserve	696,083	663,339
Real estate tax reserve	303,824	-
ESPP reserve	58,750	44,727
Cash and escrows and reserves	$3,270,334	$13,183,603

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

(CONTINUED)

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

Income Taxes

As a REIT, the Company is generally not subject to federal corporate income tax on our net income (loss) that the Company distributes to our shareholders. The Operating Partnership which holds our properties is a partnership for U.S. federal income tax purposes and is not subject to U.S. federal income taxes as the revenues and expenses pass through to the respective owners where they are taxed. The states and cities in which the Operating Partnership operates generally follows the U.S. federal income tax treatment.

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

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of December 31, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2020 and December 31, 2019 due to their short maturities.

As of December 31, 2020, the Company had an investment in a direct financing lease with a carrying value of $0.5 million and an effective interest rate of 7.89%. The carrying value of the investment in a direct financing lease approximated the fair market value as of December 31, 2020. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).

The fair value of the Company’s borrowings under its Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $47.1 million and $3.2 million as compared to the principal balance of $47.0 million and $3.2 million as of December 31, 2020 and 2019, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

Impairment

The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the years ended December 31, 2020 and 2019.

Concentration of Credit Risks

As of December 31, 2020, the Company’s properties were leased primarily to a single tenant, the USPS. For the year ended December 31, 2020, our total rental income of $20.3 million was concentrated in the following state: Pennsylvania (10.0%). For the year ended December 31, 2019, our total rental income of $8.9 million was concentrated in the following states: Texas (14.2%), Massachusetts (14.0%), Wisconsin (12.9%) and Pennsylvania (9.9%). The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on our overall business results.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Non-controlling Interests

Non-controlling interests in the Company represent common units of limited partnership interest of the Operating Partnership (each, an “OP Unit,” and collectively, the OP Units”) held by the Predecessor’s prior investors and certain sellers of properties to the Company and long-term incentive units of the Operating Partnership (each, an “LTIP Unit,” and collectively, the “LTIP Units”) primarily held by the Company’s CEO. Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 1,333,112 OP Units to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership and 114,706 LTIP Units to the Company’s CEO.

In addition, during the years ended December 31, 2020 and 2019, the Company issued 483,333 and 824,350 OP Units, respectively to certain contributors in connection with portfolio acquisitions.

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

See Note 10. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net loss per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,849,804 and 2,277,466 potentially dilutive shares outstanding related to the issuance of OP Units and LTIP Units held by non-controlling interests as of December 31, 2020 and 2019, respectively.

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

(CONTINUED)

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. As of December 31, 2020, the Company was the lessee under one office lease and two ground leases that would require accounting under the ROU model. Upon adoption of Topic 842, the Company expects to record a ROU asset and corresponding lease liability of approximately $1.1 million on its Consolidated Balance Sheet.

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

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 3. Real Estate Acquisitions

The following tables summarizes the Company’s acquisitions for the years ended December 31, 2020 and 2019. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows:

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2020
March 31, 2020 (3)(4)(5)	83	$4,825,507	$24,572,597	$293,726	$2,477,174	$7,148	$(1,616,080)	$(34,098)	$30,525,974
June 30, 2020 (6)	19	2,555,428	7,344,021	54,894	692,705	-	(38,934)	-	10,608,114
September 30, 2020 (7)	122	6,074,837	19,426,255	316,541	2,300,575	37,290	(1,067,886)	(33,386)	27,054,226
December 31, 2020 (8)	36	7,699,168	51,059,098	1,200,518	4,627,028	-	(680,443)	-	63,905,369
	260	$21,154,940	$102,401,971	$1,865,679	$10,097,482	$44,438	$(3,403,343)	$(67,484)	$132,093,683

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Total (9)
2019
March 31, 2019(10)	1	$179,202	$456,550	$18,166	$69,504	$-	$(78,302)	$645,120
June 30, 2019(11)	81	6,789,589	18,774,918	259,640	2,227,870	6,338	(754,300)	27,304,055
September 30, 2019	18	2,619,719	8,306,781	190,343	982,974	-	(1,024,644)	11,075,173
December 31, 2019(12)	177	8,320,008	35,658,446	447,929	3,383,050	14,680	(1,447,020)	46,377,093
Total	277	$17,908,518	$63,196,695	$916,078	$6,663,398	$21,018	$(3,304,266)	$85,401,441

Explanatory Notes:

(1)	Includes an intangible liability related to unfavorable operating leases on three properties that is included in “Accounts Payable, accrued expenses and other” on the Company’s Consolidated Balance Sheets.

(2)	Includes acquisition costs of $0.3 million for the three months ended March 31, 2020, $0.2 million for the three months ended June 30, 2020, $0.8 million for the three months ended September 30, 2020 and $1.3 million for the three months ended December 31, 2020

(3)	Includes the acquisition of a 21-property portfolio leased to the USPS. The contract purchase price for the portfolio was $13.8 million, exclusive of closing costs, and giving effect to 483,333 OP Units issued to the sellers at a value of $17.00 per unit. The closing price of the Company’s common stock on January 10, 2020 was $16.39; therefore, total consideration at closing, including closing costs, was approximately $13.6 million of which $7.9 million represented the non-cash consideration (the value of the OP Units) issued to the sellers.

(4)	Includes the acquisition of a 42-property portfolio leased to the USPS. The aggregate purchase price of such portfolio was approximately $8.8 million, including closing costs, which was funded with borrowings under our Credit Facility.

(5)	Includes the acquisition of 20 postal properties in individual or smaller portfolio transactions for approximately $8.1 million, including closing costs.

(6)	Includes the acquisition of a 13-property portfolio leased to the USPS in various states for approximately $7.2 million, including closing costs. In addition, the Company purchased six postal properties in individual or smaller portfolio transactions for approximately $3.4 million, including closing costs.

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

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(8)

Includes the acquisition of 35 postal properties in various states in individual or portfolio transactions for approximately $16.3 million, including closing costs, which was funded with borrowings under our Credit Facility. In addition, the Company acquired an industrial property (“Industrial Facility”) for a total of $47.6 million, including closing costs, primarily leased to the USPS. The property was initially funded with borrowings under our Credit Facility. Refer to Note 5 for a discussion of the subsequent property level financing related to the acquisition.

(9)	Include acquisition costs of $10,120 for the three months ended March 31, 2019, $0.4 million for the three months ended June 30, 2019, $0.1 million for the three months ended September 30, 2019 and $0.8 million for the three months ended December 31, 2019.

(10)	The property was acquired by the Predecessor.

(11)	The Company acquired the Acquisition Properties in connection with the IPO.

(12)	Includes the acquisition of a 113-building portfolio leased to the USPS. The contract purchase price for the portfolio was $31.4 million, excluding closing costs, and included 824,350 OP Units to be issued to the sellers at a value of $17.00 per unit. The closing price of the Company’s common stock on November 22, 2019 was $16.05; therefore, total consideration at closing, excluding closing costs was approximately $30.6 million of which $13.2 million represented the non-cash consideration (the value of the OP Units) issued to the sellers.

Note 4. Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
December 31, 2020:
In-place lease intangibles	$24,165,476	$(11,143,001)	$13,022,475
Above-market leases	85,058	(34,959)	50,099
Below-market leases	(12,075,644)	3,349,607	(8,726,037)

December 31, 2019:
In-place lease intangibles	$13,788,024	$(6,472,157)	$7,315,867
Above-market leases	40,620	(18,496)	22,124
Below-market leases	(8,672,301)	2,071,182	(6,601,119)

Amortization of in-place lease intangibles was $4.7 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. This amortization is included in “Depreciation and amortization” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

Amortization of acquired above market leases was $0.02 million and $0.01 million for the years ended December 31, 2020 and 2019, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Amortization of acquired below market leases was $1.3 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively, and is included in “Rental income” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

As of December 31, 2020, the weighted average amortization period for the Company’s intangible assets was approximately 3.8 years, 3.7 years and 7.7 years for in-place lease intangibles, above-market leases and below-market leases, respectively.

Future amortization/accretion of these intangibles is below:

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2021	$4,730,448	$15,541	$(1,446,534)
2022	3,106,464	13,260	(1,300,356)
2023	2,218,914	10,626	(1,142,993)
2024	1,519,962	7,884	(979,047)
2025	870,699	2,788	(859,068)
Thereafter	575,988	-	(2,998,039)
Total	$13,022,475	$50,099	$(8,726,037)

Note 5. Debt

The following table summarizes the Company’s indebtedness as of December 31, 2020 and December 31, 2019:

	Outstanding Balance as of December 31, 2020	Outstanding Balance as of December 31, 2019	Interest Rate at December 31, 2020	Maturity Date
Revolving Credit Facility(1)	$78,000,000	$54,000,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,458,450	1,522,672	4.00%	September 2036
First Oklahoma Bank(4)	364,077	378,005	4.50%	December 2037
Vision Bank – 2018(5)	868,818	900,385	5.00%	January 2038
Seller Financing(6)	445,000	445,000	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	4,522,311	-	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	9,152,000	-	4.25%	June 2040
AIG – December 2020(9)	30,225,000	-	2.80%	January 2031
Total Principal	125,035,656	57,246,062
Unamortized deferred financing costs	(407,030)	(35,058)
Total Debt	$124,628,626	$57,211,004

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Explanatory Notes:

(1)	On September 27, 2019, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature (“the Accordion Feature”) that permits the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, the Company amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases other than the USPS as a Real Property subject to certain to certain limitations (as defined in such amendment).

The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, the Company paid, for the period through and including the calendar quarter ended March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility.

During the years ended December 31, 2020 and 2019, the Company incurred $0.3 million and $0.1 million, respectively, of unused fees related to the Credit Facility. The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of December 31, 2020, the Company was in compliance with all of the Credit Facility’s debt covenants.

(2)	As of December 31, 2020, the one-month LIBOR rate was 0.15%.

(3)	Five properties are collateralized under this loan as of December 31, 2020 with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-property portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%.

(8)	The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%.

(9)	The loan is secured by a cross-collateralized and cross-defaulted first mortgage lien on the Industrial Property. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The weighted average maturity date for our secured borrowing as of December 31, 2020 and 2019 was 6.6 years and 15.7 years, respectively.

Cash paid for interest during the years ended December 31, 2020 and 2019 was $2.3 million and $1.1 million, respectively.

The scheduled principal repayments of indebtedness as of December 31, 2020 are as follows:

Year Ending December 31,	Amount
2021	$220,497
2022	701,228
2023	78,735,838
2024	767,608
2025	804,469
Thereafter	43,806,016
Total	$125,035,656

Note 6. Leases

As of December 31, 2020, all of our properties are 100% leased to the USPS with the exception of the multi tenanted Industrial Facility. Certain leases have expired and the balance expire at various dates through November 30, 2029.

Future minimum lease payments to be received as of December 31, 2020 under non-cancellable operating leases for the next five years and thereafter are as follows: (1)

Year Ending December 31,	Amount
2021(2)(3)	$24,735,911
2022	21,435,331
2023	18,766,322
2024	15,338,186
2025	10,199,204
Thereafter	7,444,767
Total	$97,919,721

Explanatory Notes:

(1)	The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.

(2)	As of December 31, 2020, the leases at 15 of our properties were expired, and the USPS was occupying such properties as a holdover tenant. In addition, the lease at one of our properties is a month to month lease. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease. Subsequent to December 31, 2020, we have executed all leases for these properties.

(3)	The Company has received notice on one property which the USPS intends to vacate in August 2021.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Direct Financing Lease

As of December 31, 2020, the Company has one direct financing lease agreement related to one of its postal properties. The components of the Company’s net investment in financing lease as of December 31, 2020 are summarized in the table below:

As of December 31, 2020
Total minimum lease payment receivable	$1,010,091
Less: unearned income	(495,045)
Investment in financing lease, net	$515,046

Future lease payments to be received under the Company’s direct financing lease as of December 31, 2020 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2021	$45,500
2022	45,500
2023	45,500
2024	45,500
2025	45,500
Thereafter	782,591
Total	$1,010,091

Ground Lease

During the year ended December 31, 2020, the Company assumed an operating ground lease at two acquired properties which includes rent escalations throughout the lease term (including renewal options). Ground lease expense is included in “Property Operating Expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

The table below presents the future minimum ground lease payments as of December 31, 2020.

Year Ending December 31,	Amount
2021	$23,600
2022	23,600
2023	23,600
2024	24,160
2025	25,840
Thereafter	1,156,200
Total	$1,277,000

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic which has been ongoing. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenant and operating results. For the year ended December 31, 2020, the Company received 100% of its rents and there was no material impact on the Company.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 7. Income Taxes

UPH

Federal and state income tax expense for December 31, 2019 relate to UPH. The federal and state income tax expense for the year ended December 31, 2019 is comprised of the following:

Provision for income taxes	For the Year Ended December 31, 2019(1)
Current:
Federal	$(83,128)
State	(22,517)
Total current expense	(105,645)
Deferred:
Federal	51,371
State	14,525
Total deferred benefit	65,896
Total income tax expense	$(39,749)

Explanatory Note:

(1)	Represents the activity of UPH from January 1, 2019 to the IPO.

The effective tax rate before income taxes varies from the current statutory US Federal income tax rate as follows:

For the Year Ended December 31, 2019
Tax expense at Federal statutory rates	21.0%
Flow-through entities	6.2%
REIT non-taxable income	(28.3)%
State taxes	(0.2)%
Valuation allowance	(0.3)%
Uncertain tax position (“FIN 48”)	(1.1)%
Total US Federal income tax rate	(2.7)%

During the year ended December 31, 2020, the Company recorded a benefit of $0.01 million due to finalizing certain state taxes filings of UPH.

TRS

In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For the years ended December 31, 2020 and 2019, income tax expense related to PRM was $0.07 million and zero, respectively.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Other

As of December 31, 2020, the Company’s consolidated balance sheets reflect a liability for unrecognized tax benefits in the amounts of $0.4 million, primarily related to the utilization of certain loss carryforwards by UPH through May 16, 2019. For the years ended December 31, 2020 and 2019, the Company has accrued interest and penalties of $0.07 million and $0.06 million, respectively. These balances are included in the combined consolidated balance sheets in accounts payable, accrued expenses and other liabilities. As of December 31, 2020, the Company estimates that unrecognized tax benefits may decrease by approximately $0.2 million within twelve months of the balance sheet date due to expiring statutes of limitation. In connection with the IPO, the indirect sole shareholder of UPH agreed to reimburse the Company for unrecognized tax benefits. The Company recorded an indemnification asset in the same amount as the unrecognized tax benefits inclusive of accrued interest and penalties that existed as of the date of the IPO. Accordingly, the Company’s unrecognized tax benefits, if recognized, would result in a decrease to the indemnification asset and have no impact on the effective tax rate. During the three months ended September 30, 2020, the Company reversed $0.1 million of unrecognized tax benefits inclusive of interest and penalties due to the expiration of statute of limitations, with an offsetting adjustment to the indemnification asset.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2020	2019
Gross unrecognized tax benefits, beginning of year	$488,277	$578,860
Additions based on tax positions taken in the current year	-	51,418
Decreases based on positions taken in prior year	(95,818)	(148,685)
Increases based on tax positions taken in prior periods	-	6,684
Decreases based on tax positions taken in prior periods	(28,275)	-
Total	$364,184	$488,277

The Company and PRM are subject to exam by federal and state and local tax authorities for the short tax year ended December 31, 2019. UPH is subject to exam by federal tax authorities for tax years 2017 through 2019.

Cash paid for taxes for each of the years ended December 31, 2020 and 2019 was $0.1 and $0.02 million, respectively.

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

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 8. Related Party Transactions

Management Fee Income

PRM recognized management fee income of $1.1 million for the year ended December 31, 2020 and the Predecessor recognized management fee income of $0.4 million for the period of January 1, 2019 through May 16, 2019 from various properties which were affiliated with Mr. Spodek. Following the IPO, PRM recognized management fee income of $0.6 million for the period of May 17, 2019 through December 31, 2019 from various properties which are affiliated with the Company’s CEO. These amounts are included in “Fee and other income” on the Company’s Consolidated and Combined Consolidated Statements of Operations. Accrued management fees receivable of $0.3 million and $0.08 million as of December 31, 2020 and 2019, respectively, are included in “Rents and other receivables” on the Company’s Consolidated Balance Sheets.

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for the years ended December 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively, was recorded in “General and administrative expenses” on the Company’s Consolidated and Combined Consolidated Statements of Operations.

The following table represents the Company’s future rental payments related to the New Lease:

Year Ending December 31,	Amount
2021	$188,869
2022	194,535
2023	200,371
2024	76,244
Total	$660,019

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

Guarantees

Mr. Spodek, our chief executive officer, has personally guaranteed our loans with First Oklahoma Bank that were obtained prior to 2020 and Vision Bank, totaling $2.7 million and $2.8 million as of December 31, 2020 and December 31, 2019, respectively. As a guarantor, Mr. Spodek’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with our interests and could result in a conflict of interest.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 9. Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations.(1)

	For the Years Ended December 31,
	2020	2019
Numerator for earnings per share – basic and diluted:
Net loss attributable to common stockholders	$(352,347)	$(1,497,213)
Less: Income attributable to participating securities	(345,899)	(54,223)
Numerator for earnings per share — basic and diluted	$(698,246)	(1,551,436)
Denominator for earnings per share – basic and diluted	7,013,621	5,164,264
Basic and diluted earnings per share	$(0.10)	$(0.30)

Explanatory Note:

(1)	The combined statements of operations prior to May 17, 2019 represents the activity of the Predecessor and EPS was not applicable.

Note 10. Stockholder’s Equity

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

Dividends

During the year ended December 31, 2020, the Board approved and the Company declared and paid dividends of $8.2 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.79 per share as shown in the table below.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Declaration Date	Record Date	Date Paid	Amount Per Share
January 30, 2020	February 14, 2020	February 28, 2020	$0.17
April 30, 2020	May 11, 2020	May 29, 2020	$0.20
July 30, 2020	August 14, 2020	August 31, 2020	$0.205
October 30, 2020	November 16, 2020	November 30, 2020	$0.215

During the year ended December 31, 2019, the Board approved, and the Company declared and paid dividends of $1.4 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.203 per share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
June 26, 2019	July 9, 2019	July 31, 2019	$0.0630
November 5, 2019	November 15, 2019	December 2, 2019	$0.1400

Non-controlling Interests

Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. During the year ended December 31, 2020, the Company issued 483,333 OP Units in January 2020 in connection with a portfolio that the Company acquired, 53,230 LTIP Units in February 2020 to the Company’s CEO for his 2019 incentive bonus, 13,708 LTIP Units in March 2020 to the Company’s CEO and 27,365 LTIP Units in May 2020 to the Company’s CEO for his salary for the period of May 18, 2020 to December 31, 2020.

As of December 31, 2020 and December 31, 2019, non-controlling interests consisted of 2,640,795 OP Units and 209,009 LTIP Units and 2,157,462 OP Units and 120,004 LTIP Units, respectively. This represented approximately 23.1% and 30.0% of the outstanding Operating Partnership units as of December 31, 2020 and 2019, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, in shares of the Company’s Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A Common Stock that were authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Equity Incentive Plan to increase the total number of shares of Class A common stock that may be issued under the Plan from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. As of December 31, 2020, the remaining shares available under the Plan for future issuance was 767,782. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following table presents a summary of restricted stock, LTIP Units and RSUs. The balance as of December 31, 2020 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2020	148,847	120,003	—	268,850	$16.96
Granted	146,348	94,303	62,096	302,747	$14.20
Vesting of restricted shares (5)	(65,207)	—	—	(65,207)	$16.69
Forfeited	(11,375)	(5,298)	—	(16,673)	$15.83
Outstanding, as of December 31, 2020	218,613	209,008	62,096	489,717	$15.33

Explanatory Notes:

(1)	Represents restricted shares awards included in common stock.

(2)	The time-based restricted share awards granted to our officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to our directors’ vest over one to three years.

(3)	LTIP units to our officers and employees typically vest over three to eight years. During the year ended December 31, 2020, 2,843 LTIPs issued to an employee vested as a result of a modification of the award as well as 13,708 LTIPs issued to the Company’s CEO. In May 2020, pursuant to the Plan, the Company issued 27,365 LTIP Units to the Company’s CEO in lieu of his salary payable for the period from the one-year anniversary of the IPO to December 31, 2020. LTIP Units issued to the Company’s CEO in lieu of cash compensation cliff vest on the eighth anniversary of the date of grant. In connection with the termination of an employee and entering into a consultancy agreement, 10,787 restricted shares of Class A common stock and 5,298 LTIPs were forfeited. 6,931 shares of Class A common stock are issuable to such consultant under the consultancy agreement with the Company.

(4)	Includes 38,672 RSUs granted to certain officers of the Company during the year ended December 31, 2020 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2022. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,253 time-based RSUs issued for 2019 incentive bonuses to certain employees that vested fully on February 14, 2020, the date of grant and 10,171 time-based RSUs granted to certain employees for their election to defer 2020 salary that vest on December 31, 2020. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

(5)	Includes 52,497 of restricted shares that vested and 12,710 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.

In February 2021, in connection with the Equity Incentive Plan, the Company issued 118,305 LTIP Units to the Company’s CEO for his 2020 incentive bonus and his election to defer 100% of his 2021 annual salary, 71,591 restricted shares of Class A common stock to the Company’s president for his 2020 incentive bonus and his election to defer of a portion of his 2021 annual salary and 3,117 restricted shares of Class A common stock to our Chief Financial Officer for his election to defer a portion of his 2021 annual salary. In addition, in February 2021, in connection with the Equity Incentive Plan, the Company issued 17,239 restricted shares of Class A common stock for annual grants, 30,114 restricted stock units (each, an “RSU,” and collectively, “RSUs”) and 30,114 restricted shares of Class A common stock to other employees for 2020 incentive bonus and elections by certain employees to defer 2021 annual salary. RSUs reflect the right to receive shares of Class A common stock. RSUs issued for 2020 incentive bonuses will vest fully on the date of grant. RSUs issued in lieu of deferrals of 2020 annual salary cliff vest on December 31, 2021. LTIP Units issued to the Company’s CEO and restricted shares of Class A common stock issued to the president and Chief Financial Officer in lieu of cash compensation cliff vest on the eighth anniversary of February 1, 2021. Certain restricted shares of Class A common stock issued to employees will vest in three equal, annual installments on each of the first three anniversaries of the date of grant, while other restricted shares of Class A common stock issued to employees in lieu of cash compensation cliff will vest on the eighth anniversary of February 1, 2021.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In addition, in February 2021, the Company issued an aggregate of 18,954 LTIP Units, 27,760 of restricted shares of Class A common stock and 46,714 RSUs to certain officers of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three year period ending December 31, 2023, subject to continued employment with the Company and the RSUs are subject to the achievement of performance-based vesting conditions and continued employment with the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2023. Such RSU recipients may earn up to 100% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) on or after the date the RSUs were initially granted.

During the years ended December 31, 2020 and 2019, the Company recognized compensation expense of $2.4 million and $1.0 million, respectively, related to all awards.

The fair value of restricted shares that vested during the year ended December 31, 2020 was $1.1 million. As of December 31, 2020, there was $5.4 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 3.84 years.

Employee Stock Purchase Plan

In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits us to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the close of the offering period. As of December 31, 2020, 7,189 shares have been issued under the ESPP since commencement. During each of the years ended December 31, 2020 and 2019, the Company recognized compensation expense of $0.02 million.

Note 11. Commitments and Contingencies

As of December 31, 2020, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

Note 12. Subsequent Events

On January 11, 2021, the Company priced a public offering of 3.25 million shares of its Class A Common Stock (the “Secondary Follow-on Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “Additional Shares”). The Secondary Follow-on Offering, including the Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.3 million in other estimated expenses relating to the Secondary Follow-on Offering.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

On January 21, 2021, the Company received an executed early renewal notice for 135 properties under a master lease that were scheduled to expire on February 28, 2022 extending the maturity to February 28, 2027.

On January 29, 2021, the Company’s Board of Directors approved, and the Company declared a fourth quarter common stock dividend of $0.2175 per share which is payable on February 26, 2021 to stockholders of record as of February 12, 2021.

On February 3, 2021, the Company fully repaid $13.7 million of the First Oklahoma Bank-April 2020 and First Oklahoma Bank-June 2020 mortgages.

As of March 30, 2021, the Company had net credit facility activity of $10.5 million during the period subsequent to December 31, 2020. As of the date of this report, the Company had $67.5 million drawn on its credit facility.

As of March 30, 2021, the Company closed on the acquisitions of 54 postal properties for approximately $25.7 million during the period subsequent to December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of December 31, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page F-1.

(2) Financial Statement Schedule

Our financial statement schedule are included in Item 8 of this Annual Report on Form 10-K commencing on page F-1.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 50 and is incorporated herein by reference.

Postal Realty Trust, Inc.

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2020

	Number		Initial Cost to Company		Costs Capitalized Subsequent	Gross Amount Carried at Close of Period (2)					Depreciable
State	of Properties	Encumbrances	Land	Buildings & Improvements	to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired (Year)	Life (Yrs) (1)
Alaska	1	$-	$15,133	$50,688	$-	$15,133	$50,688	$65,821	$5,030	2018	40
Alabama	9	891,940	534,201	2,006,100	25,826	534,201	2,031,927	2,566,128	109,841	2013-2020	40
Arkansas	19	-	1,179,061	3,952,053	-	1,179,061	3,952,053	5,131,114	480,134	2013-2020	40
California	8	1,253,974	3,240,603	4,807,849	-	3,240,603	4,807,849	8,048,452	161,422	2019-2020	40
Colorado	17	620,750	1,189,692	9,415,034	-	1,189,692	9,415,034	10,604,726	275,839	2019-2020	40
Connecticut	3	-	523,487	2,122,874	-	523,487	2,122,874	2,646,361	135,914	2013-2020	40
Delaware	1	447,768	180,769	435,677	-	180,769	435,677	616,446	8,194	2020	40
Florida	11	1,026,775	2,363,968	5,113,214	50,320	2,363,968	5,159,167	7,523,135	118,942	2013-2020	40
Georgia	20	516,750	759,160	2,943,287	44,715	759,160	2,988,002	3,747,162	171,519	2013-2020	40
Iowa	16	237,250	337,702	2,451,506	33,911	337,702	2,485,417	2,823,119	125,705	2013-2020	40
Idaho	9	-	60,886	749,215	-	60,886	749,215	810,101	215,166	2013	40
Illinois	38	91,000	947,821	5,219,940	78,536	947,821	5,298,476	6,246,297	218,059	2013-2020	40
Indiana	18	1,688,334	716,502	4,223,748	59,163	716,502	4,282,911	4,999,413	148,634	2019-2020	40
Kansas	11	-	250,415	1,953,102	4,530	250,415	1,957,632	2,208,047	68,717	2013-2020	40
Kentucky	6	-	171,954	1,382,815	-	171,954	1,382,815	1,554,769	122,010	2013-2020	40
Louisiana	24	393,250	1,290,721	4,571,036	48,400	1,290,721	4,619,437	5,910,158	467,698	2013-2020	40
Massachusetts	12	1,582,750	2,074,870	5,261,158	33,425	2,074,870	5,294,583	7,369,453	1,532,980	2007-2020	40
Maryland	4	311,247	454,009	865,741	17,325	454,009	883,066	1,337,075	60,061	2013-2020	40
Maine	40	-	1,280,640	4,032,600	13,157	1,280,640	4,045,757	5,326,397	135,699	2013-2020	40
Michigan	28	-	2,001,886	5,426,493	15,141	2,001,886	5,401,341	7,403,227	439,167	2011-2020	40
Minnesota	22	364,077	352,694	2,906,821	42,650	352,694	2,949,471	3,302,165	224,739	2013-2020	40
Missouri	26	204,750	774,309	3,482,010	136,616	774,309	3,618,626	4,392,935	203,625	2013-2020	40
Mississippi	13	-	781,157	3,199,131	63,878	781,157	3,263,009	4,044,166	234,550	2013-2020	40
Montana	9	-	217,338	1,770,343	-	217,338	1,770,343	1,987,681	115,505	2013-2020	40
North Carolina	26	234,000	2,363,534	9,196,677	8,525	2,363,534	9,205,202	11,568,736	297,370	2013-2020	40
North Dakota	15	221,000	172,292	1,538,690	-	172,292	1,538,690	1,710,982	106,845	2013-2020	40
Nebraska	12	-	62,890	1,135,114	18,485	62,890	1,153,599	1,216,489	48,660	2013-2020	40
New Hampshire	4	204,750	218,667	614,541	-	218,667	614,541	833,208	22,546	2019-2020	40
New Jersey	2	-	76,592	499,301	-	76,592	499,301	575,893	16,322	2019	40
New Mexico	3	-	321,585	535,517	-	321,585	535,517	857,102	24,209	2019	40
Nevada	2	-	19,603	314,931	-	19,603	314,931	334,534	38,345	2013-2019	40
New York	21	852,066	2,363,491	5,270,382	79,023	2,363,491	5,349,405	7,712,896	130,876	2019-2020	40
Ohio	12	868,818	2,145,141	6,151,101	56,625	2,145,141	6,207,726	8,352,867	472,834	2006-2020	40
Oklahoma	38	1,014,000	1,233,512	5,933,798	157,564	1,233,512	6,039,796	7,273,308	788,695	2013-2020	40
Oregon	1	-	480,107	597,097	-	480,107	597,097	1,077,204	11,962	2020	40
Pennsylvania	65	32,134,084	7,741,688	55,249,669	57,375	7,741,688	55,307,040	63,048,728	1,459,633	2005-2020	40
South Carolina	7	712,823	379,659	1,756,316	13,200	379,659	1,764,413	2,144,072	58,766	2019-2020	40
South Dakota	9	-	158,406	1,066,604	-	158,406	1,066,604	1,225,010	110,989	2013-2020	40
Tennessee	13	-	1,183,903	3,822,491	27,875	1,183,903	3,850,366	5,034,269	406,735	2013-2020	40
Texas	44	71,500	2,252,059	9,723,087	149,915	2,252,059	9,873,007	12,125,066	1,921,635	2005-2020	40
Utah	1	-	73,353	813,078	-	73,353	813,078	886,431	21,822	2020	40
Virginia	9	-	595,362	2,497,326	-	595,362	2,497,326	3,092,688	78,716	2019-2020	40
Vermont	8	214,500	451,873	1,194,169	-	451,873	1,194,169	1,646,042	56,902	2019	40
Washington	5	-	148,343	795,051	-	148,343	795,051	943,394	66,803	2013-2020	40
Wisconsin	55	877,500	2,069,270	11,465,942	170,382	2,069,270	11,627,236	13,696,506	1,219,748	2005-2020	40
West Virginia	7	-	71,581	798,977	-	71,581	798,977	870,558	30,580	2019-2020	40
Wyoming	2	-	20,783	159,573	-	20,783	159,573	180,356	45,037	2013	40
Corporate		78,000,000	-	-	-	-	-	-	-
	726	$125,035,656	$46,302,672	$199,471,867	$1,406,562	$46,302,672	$200,768,015	$247,070,687	$13,215,180

Explanatory Notes:

(1)	Estimated useful life for buildings.

(2)	The aggregate cost for Federal Income Tax purposes was approximately $257.6 million as of December 31, 2020.

The following table reconciles real estate for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Beginning Balance	$120,583,662	38,435,504
Acquisitions	125,422,611	82,021,291
Capital Improvements	1,150,918	151,582
Write-offs	(86,381)	(24,041)
Other	(123)	(674)
Ending Balance	$247,070,687	$120,583,662

Explanatory Note:

(1)	Other includes reclassification adjustments.

The following table reconciles accumulated depreciation for the years ended December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,
	2020	2019
Beginning Balance	$(8,813,579)	$(7,121,532)
Depreciation expense	(4,487,982)	(1,716,088)
Write-offs	86,381	24,041
Ending Balance	$(13,215,180)	$(8,813,579)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of May 15, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 27, 2020).
10.1	First Amended and Restated Agreement of Limited Partnership of the Postal Realty LP, dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
10.2	Postal Realty Trust, Inc. Amended and Restated Alignment of Interest Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2020).†
10.3	Representation, Warranty and Indemnity Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Andrew Spodek (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.4	Tax Indemnification Agreement, dated as of May 14, 2019, by and among the Company, United Properties Holding, Inc., United Post Office Investments, Inc. and Andrew Spodek (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.5	Form of Right of First Offer Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.6	Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP, Andrew Spodek, Tayaka Holdings, LLC and IDJ Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.7	Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Nationwide Postal Management Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.8	Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Unlimited Postal Holdings LP (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.9	Form of Third Party Management Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
10.10	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Patrick Donahoe (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.11	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Anton Feingold (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.12	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.13	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jane Gural-Senders (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †

Exhibit Number	Description
10.14	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Barry Lefkowitz (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.15	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.16	Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Matt Brandwein (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.17	Employment Agreement, dated June 26, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.18	Employment Agreement, dated June 26, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019). †
10.19	Employment Agreement, dated December 30, 2020, by and between the Company and Robert B. Klein (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on January 4, 2020). †
10.20	2019 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.21	Amendment No. 1 to the Postal Realty Trust, Inc. 2019 Equity Incentive Plan, effective as of June 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2020).†
10.22	Form of 2019 Equity Incentive Plan Stock Award Agreement and Notice (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 filed on May 7, 2019). †
10.23	2019 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.24	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019). †
10.25	Credit Agreement, dated as of September 27, 2019, by and among Postal Realty LP, as borrower, the lenders party thereto and People’s United Bank, National Association, as administrative agent and BMO Capital Markets Corp., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2019).
10.26	First Amendment to Credit Agreement, dated as of January 30, 2020, by and among Postal Realty LP, Postal Realty Trust, Inc., the subsidiary guarantors party thereto, certain lenders party thereto and People’s United Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 26, 2020).
10.27	Second Amendment to Credit Agreement, dated as of June 25, 2020, by and among Postal Realty LP, Postal Realty Trust, Inc., the subsidiary guarantors party thereto and People’s United Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 26, 2020).
10.28	Third Amendment to Credit Agreement, dated as of November 24, 2020, by and among Postal Realty LP, Postal Realty Trust, Inc., the subsidiary guarantors party thereto and People’s United Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2020).
10.29	Pledge Agreement, dated as of September 27, 2019, by Postal Realty LP, as pledger, in favor of People’s United Bank, National Association, as administration agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2019).
10.30	Guaranty, dated as of September 27, 2019, by and among the Company, certain subsidiary guarantors and People’s United Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 2, 2019).
10.31	Form of Open Market Sale Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 14, 2020).

Exhibit Number	Description
10.32	Open-End Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of December 18, 2020, by and among Thorn Hill Postal Realty Holdings LLC, The United States Life Insurance Company in the City of New York and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020).
10.33	Promissory Note (USLIC), dated December 18, 2020, made by Thorn Hill Postal Realty Holdings LLC to The United States Life Insurance Company in the City of New York (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2020).
10.34	Promissory Note (USLIC – Fortitude), dated December 18, 2020, made by Thorn Hill Postal Realty Holdings LLC to The United States Life Insurance Company in the City of New York (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2020).
10.35	Promissory Note (NUFIC), dated December 18, 2020, made by Thorn Hill Postal Realty Holdings LLC to National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2020).
10.36	Suretyship Agreement, dated December 18, 2020, in favor of The United States Life Insurance Company in the City of New York and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2020).
21.1	Subsidiaries of the Company.*
23.1	Consent of BDO USA, LLP.*
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Annual Report by President, Treasurer, and Secretary under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of President, Treasurer and Secretary furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Filed herewith

†	Compensatory plan or arrangement

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALY TRUST, INC.

Date: March 30, 2021	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	March 30, 2021
Andrew Spodek	(Principal Executive Officer)

/s/ Jeremy Garber	President, Treasurer and Secretary	March 30, 2021
Jeremy Garber	(Principal Financial Officer)

/s/ Matt Brandwein	Senior Vice President and Chief Accounting Officer	March 30, 2021
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chairman of	March 30, 2021
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	March 30, 2021
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	March 30, 2021
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	March 30, 2021
Anton Feingold