Form 10-Q
period 2021-03-31
Postal Realty Trust, Inc.
filed 2021-05-17
CIK 1759774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 13,343,616 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSTAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$49,745	$46,303
Building and improvements	216,510	196,340
Tenant improvements	4,830	4,428
Total real estate properties, at cost	271,085	247,071
Less: Accumulated depreciation	(14,981)	(13,215)
Total real estate properties, net	256,104	233,856
Investment in financing lease, net	514	515
Total investments	256,618	234,371
Cash	3,314	2,212
Rent and other receivables	3,915	3,521
Prepaid expenses and other assets, net	4,428	4,434
Escrow and reserves	1,147	1,059
Deferred rent receivable	278	216
In-place lease intangibles, net	13,851	13,022
Above market leases, net	96	50
Total Assets	$283,647	$258,885

Liabilities and Equity
Liabilities:
Secured borrowings, net	$33,055	$46,629
Revolving credit facility	64,500	78,000
Accounts payable, accrued expenses and other	6,678	5,891
Below market leases, net	8,814	8,726
Total Liabilities	113,047	139,246

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 13,326,514 and 9,437,197 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	133	95
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	151,114	100,812
Accumulated deficit	(11,730)	(8,917)
Total Stockholders’ Equity	139,517	91,990
Operating Partnership unitholders’ non-controlling interests	31,083	27,649
Total Equity	170,600	119,639
Total Liabilities and Equity	$283,647	$258,885

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

(in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$8,487	$4,902
Fee and other income	378	296
Total revenues	8,865	5,198

Operating expenses:
Real estate taxes	1,089	642
Property operating expenses	910	407
General and administrative	2,569	2,302
Depreciation and amortization	3,169	2,035
Total operating expenses	7,737	5,386

Income (loss) from operations	1,128	(188)

Interest expense, net:
Contractual interest expense	(645)	(728)
Write-off and amortization of deferred financing fees	(145)	(104)
Loss on early extinguishment of debt	(202)	—
Interest income	1	1
Total interest expense, net	(991)	(831)

Income (loss) before income tax expense	137	(1,019)
Income tax expense	(11)	(10)

Net income (loss)	126	(1,029)
Net (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	(23)	352

Net income (loss) attributable to common stockholders	$103	$(677)

Net income (loss) per share:
Basic and Diluted	$0.00	$(0.14)

Weighted average common shares outstanding:
Basic and Diluted	12,448,326	5,174,569

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance - December 31, 2019	5,313,110	$53	$51,396	$(2,576)	$48,873	$20,950	$69,823
Issuance of OP Units in connection with a transaction	—	—	—	—	—	7,922	7,922
Issuance and amortization of equity-based compensation	103,463	1	519	—	520	185	705
Issuance and amortization under ESPP	3,538	—	53	—	53	—	53
Dividends declared ($0.17 per share)	—	—	—	(923)	(923)	(478)	(1,401)
Net loss	—	—	—	(677)	(677)	(352)	(1,029)
Reallocation of non-controlling interest	—	—	2,219	—	2,219	(2,219)	—
Balance – March 31, 2020	5,420,111	$54	$54,187	$(4,176)	$50,065	$26,008	$76,073

Balance - December 31, 2020	9,464,403	$95	$100,812	$(8,917)	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	3,737,500	37	53,203	—	53,240	—	53,240
Issuance and amortization of equity-based compensation	149,121	1	885	—	886	230	1,116
Issuance and amortization under ESPP	3,987	—	66	—	66	—	66
Restricted stock withholdings	(1,291)	—	(21)	—	(21)	—	(21)
Dividends declared ($0.2175 per share)	—	—	—	(2,916)	(2,916)	(650)	(3,566)
Net income	—	—	—	103	103	23	126
Reallocation of non-controlling interest	—	—	(3,831)	—	(3,831)	3,831	—
Balance – March 31, 2021	13,353,720	$133	$151,114	$(11,730)	$139,517	$31,083	$170,600

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$126	$(1,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,768	926
Amortization of in-place intangibles	1,401	1,109
Write-off and amortization of deferred financing costs	145	104
Amortization of above/below market leases	(377)	(316)
Amortization of intangible liability	(4)	(1)
Equity based compensation	1,129	714
Loss on extinguishment of debt	202	—
Deferred rent receivable	(62)	(13)
Other	23	5
Non-cash lease expense	4	—
Changes in assets and liabilities:
Rent and other receivables	204	(14)
Prepaid expenses and other assets	163	102
Accounts payable, accrued expenses and other	(201)	(200)
Net cash provided by operating activities	4,521	1,387

Cash flows from investing activities:
Acquisition of real estate	(25,399)	(22,411)
Repayment of financing lease	(1)	—
Escrows for acquisition and construction deposits	(298)	(689)
Capital improvements	(372)	(48)
Insurance proceeds related to property damage claims	125	—
Other investing activities	—	(63)
Net cash used in investing activities	(25,945)	(23,211)

Cash flows from financing activities:

Repayments of secured borrowings	(13,782)	(27)
Proceeds from revolving credit facility	24,500	14,000
Repayments of revolving credit facility	(38,000)	—
Repayments from other financing activity	(53)	(9)
Net proceeds from issuance of shares	53,725	—
Deferred offering costs	(135)	—
Debt issuance costs	(5)	(386)
Proceeds from issuance of ESPP shares	53	—
Shares withheld for payment of taxes on restricted share vesting	(21)	—
Distributions and dividends	(3,566)	(1,402)
Other financing activities	(102)	—
Net cash provided by financing activities	22,614	12,176

Net increase (decrease) in Cash and Escrows and Reserves	1,190	(9,648)
Cash and Escrows and Reserves at the beginning of period	3,271	13,184
Cash and Escrow and Reserves at the end of period	$4,461	$3,536

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Postal Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”). The Company contributed the net proceeds from the IPO to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”). Prior to the completion of the IPO and the Formation Transactions, the Company had no operations.

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2021, the Company held an approximately 81.8% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.

The Company’s Predecessor (the “Predecessor”) was a combination of limited liability companies (the “LLCs”), one C-Corporation (“UPH”), one S-Corporation (“NPM”) and one limited partnership. The entities that comprised the Predecessor were majority owned and controlled by Mr. Spodek and his affiliates and were acquired by contribution to, or merger with, the Company and the Operating Partnership.

The Predecessor did not represent a legal entity. The Predecessor and its related assets and liabilities were under common control and were contributed to the Operating Partnership in connection with the Company’s IPO.

NPM was formed on November 17, 2004, for the purpose of managing commercial real estate properties.

As of March 31, 2021, the Company owned a portfolio of 780 postal properties located in 47 states. The Company’s properties are primarily leased to a single tenant, the United States Postal Service (the “USPS”).

In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 399 postal properties, which are owned by Mr. Spodek and his affiliates, his family members and their partners.

The Company, until May 15, 2019, was authorized to issue up to 600,000,000 shares of common stock, par value $0.01 per share. On May 15, 2019, in connection with the IPO, the Company amended its articles of incorporation such that the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Class B common stock” or “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.

The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet, the requirements or qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and the Company elected to be taxed as a REIT under the Code commencing with the Company’s short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company (“EGC”). An EGC may choose, as the Company has done, to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission (the “SEC”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries.

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

This interim financial information should be read in conjunction with the Consolidated and Combined Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2021. All material intercompany accounts and transactions have been eliminated.

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

Offering and Other Costs

Offering costs are recorded in “Stockholders’ equity” in the Company’s Consolidated Balance Sheets as a reduction of additional paid-in capital.

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Company’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Cash	$3,314	$2,212
Escrows and reserves:
Maintenance reserve	714	696
Real estate tax reserve	395	304
ESPP reserve	38	59
Cash and escrows and reserves	$4,461	$3,271

Revenue Recognition

The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Company’s Consolidated Statement of Operations.

Fee and other income primarily consist of property management fees. These fees arise from contractual agreements with entities that are affiliated with the Company’s CEO. Management fee income is recognized as earned under the respective agreements.

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when the amount is determinable and approved by insurance company. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded in fee and other income until the amount is determinable and approved by insurance company. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the amount is determinable and approved by insurance company.

Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within investments in the Company’s Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other income” in the Company’s Consolidated Statement of Operations and produces a constant periodic rate of return on the investment in direct financing lease, net.

Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of March 31, 2021 and December 31, 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2021 and December 31, 2020 due to their short maturities.

As of March 31, 2021 and December 31, 2020, the Company had an investment in a direct financing lease with a carrying value of $0.5 million and $0.5 million, respectively and an effective interest rate of 7.89%. The carrying value of the investment in a direct financing lease approximated the fair market value as of March 31, 2021 and December 31, 2020. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).

The fair value of the Company’s borrowings under its Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $33.3 million and $47.1 million as compared to the principal balance of $33.3 million and $47.0 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

Impairment

The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three months ended March 31, 2021 and 2020.

Concentration of Credit Risks

As of March 31, 2021, the Company’s properties were leased primarily to a single tenant, the USPS. For the three months ended March 31, 2021, the Company’s total rental income of $8.5 million was concentrated in Pennsylvania (19.6%). For the three months ended March 31, 2020, no state had a concentration of rental income over 10% as a percentage of total rental income. The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on the Company’s overall business results.

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

See Note 10. Stockholder’s Equity for further details.

Earnings per Share

The Company calculates net income (loss) per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,987,063 and 2,827,737 potentially dilutive shares outstanding related to the issuance of OP Units and LTIP Units held by non-controlling interests as of March 31, 2021 and 2020, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases). Topic 842 was effective for the Company on January 1, 2021 as a result of its classification as an emerging growth company.

The Company elected to utilize the following practical expedients provided by Topic 842, including: the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately.

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

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also requires the Company to assess the probability of collecting substantially all of its rental revenue and make direct adjustments to rental revenue for operating lease receivables that are not believed to be collectible. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election the Company combined tenant reimbursements with rental income on its Consolidated Statements of Operations for the three months ended March 31, 2021. Upon adoption of the standard, the Company’s comparative statement of operations have been reclassified to conform to the new single component presentation of rental revenues and tenant reimbursements, classified within rental income in the Company’s consolidated statements of operations.

During the three months ended March 31, 2021, the Company recorded a right of use asset and a related operating lease liability, each totaling approximately $1.2 million, related to one office lease and two ground leases. The right of use lease asset are included in “Prepaid expenses and other assets, net” and the operating lease liability are included in “Accounts payable, accrued expenses and other” on the Company's Consolidated Balance Sheets.

Future Application of Accounting Standards

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2023, as a result of its classification as an emerging growth company. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

Note 3. Real Estate Acquisitions

The following tables summarizes the Company’s acquisitions for the three months ended March 31, 2021. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands):

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2021
March 31, 2021(3)	54	$3,493	$19,793	$428	$2,201	$51	$(474)	$723	$26,215

Explanatory Notes:

(1)	Represents an insurance receivable related to a property in a small portfolio that was destroyed by arson prior to acquisition by the Company. The Company will be rebuilding such property which remains under lease to the USPS using the insurance proceeds assigned by the seller to the Company. The receivable from the insurance company is included in “Accounts receivable and other receivables” in the Company’s Consolidated Balance Sheets. In April 2021, the insurance proceeds were received.

(2)	Includes acquisition costs of $0.5 million for the three months ended March 31, 2021.

(3)	Includes the acquisition of 54 postal properties in various states in individual or portfolio transactions for approximately $26.2 million, including closing costs, which was funded with borrowings under the Credit Facility.

Note 4. Intangible Assets and Liabilities

The following table summarizes the Company’s intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(in thousands)
March 31, 2021:
In-place lease intangibles	$26,395	$(12,544)	$13,851
Above-market leases	136	(40)	96
Below-market leases	(12,545)	3,731	(8,814)

December 31, 2020:
In-place lease intangibles	$24,165	$(11,143)	$13,022
Above-market leases	85	(35)	50
Below-market leases	(12,076)	3,350	(8,726)

Amortization of in-place lease intangibles was $1.4 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. This amortization is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations.

Amortization of acquired above market leases was $0.01 million and $3,106 for the three months ended March 31, 2021 and 2020, respectively, and is included in “Rental income” in the Company’s Consolidated Statements of Operations. Amortization of acquired below market leases was $0.4 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and is included in “Rental income” in the Company’s Consolidated Statements of Operations.

Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2021-Remaining	$4,016	$20	$(1,123)
2022	3,739	24	(1,323)
2023	2,612	22	(1,177)
2024	1,763	19	(996)
2025	1,018	11	(830)
Thereafter	703	—	(3,365)
Total	$13,851	$96	$(8,814)

Note 5. Debt

The following table summarizes the Company’s indebtedness as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Outstanding Balance as of March 31, 2021	Outstanding Balance as of December 31, 2020	Interest Rate at March 31, 2021	Maturity Date
Revolving Credit Facility(1)	$64,500	$78,000	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,442	1,459	4.00%	September 2036
First Oklahoma Bank(4)	360	364	4.50%	December 2037
Vision Bank – 2018(5)	861	869	5.00%	January 2038
Seller Financing(6)	366	445	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	—	4,522	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	—	9,152	4.25%	June 2040
AIG – December 2020(9)	30,225	30,225	2.80%	January 2031
Total Principal	97,754	125,036
Unamortized deferred financing costs	(199)	(407)
Total Debt	$97,555	$124,629

Explanatory Notes:

(1)	On September 27, 2019, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature (“the Accordion Feature”) that permits the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, the Company amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On June 25, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, the Company further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases other than the USPS as a Real Property subject to certain to certain limitations (as defined in such amendment).

The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, the Company paid, for the period through and including the three months ended March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility.

During the three months ended March 31, 2021 and 2020, the Company incurred $0.05 million and $0.2 million, respectively, of unused fees related to the Credit Facility. The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of March 31, 2021, the Company was in compliance with all of the Credit Facility’s debt covenants.

(2)	As of March 31, 2021, the one-month LIBOR rate was 0.11%.

(3)	Five properties are collateralized under this loan with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	In connection with the purchase of a 13-property portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%. On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.06 million of deferred financing to costs to loss on early extinguishment of debt. See the Company’s Consolidated Statement of Operations.

(8)	The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%. On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.15 million of deferred financing to costs to loss on early extinguishment of debt. See the Company’s Consolidated Statement of Operations.

(9)	The loan is secured by a cross-collateralized and cross-defaulted first mortgage lien on an industrial property located in Warrendale, PA (the “Industrial Facility”). The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.

The weighted average maturity date for the Company’s secured borrowing as of March 31, 2021 and December 31, 2020 was 5.1 years and 6.6 years, respectively.

The scheduled principal repayments of indebtedness as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Amount

2021 - Remaining	$87
2022	205
2023	64,718
2024	229
2025	241
Thereafter	32,274
Total	$97,754

Note 6. Leases

Lessor Accounting

As of March 31, 2021, all of the Company’s properties are 100% leased to the USPS with the exception of the multi-tenant Industrial Facility. Certain leases have expired and the balance expire at various dates through November 30, 2029. Certain leases contain renewal and termination options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of one that is a direct financing lease. The Company’s operating leases and direct financing lease are described below.

Rental income related to the Company’s leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses including real estate taxes. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under the new leasing standard. As a result, rental income and tenant reimbursements were aggregated into a single line within rental revenues in the consolidated statement of operations.

For the three months ended March 31, 2021, the Company recognized $8.5 million of rental revenue related to its operating leases (in thousands):

Fixed payments	$7,345
Variable payments	1,142
$8,487

Future minimum lease payments to be received as of March 31, 2021 under non-cancellable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,	Amount (1)
(in thousands)
2021 – Remaining (2)(3)	$20,944
2022	26,680
2023	24,242
2024	20,493
2025	14,629
Thereafter	12,804
Total	$119,792

Explanatory Notes:

(1)	The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.

(2)	As of March 31, 2021, the leases at 11 of the Company’s properties were expired, and the USPS was occupying such properties as a holdover tenant. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.

(3)	The Company has received notice on one property which the USPS intends to vacate in August 2021.

Direct Financing Lease

As of March 31, 2021 and December 31, 2020, the Company has one direct financing lease agreement related to one of its postal properties. The components of the Company’s net investment in financing lease as of March 31, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	As of March 31, 2021	As of December 31, 2020

Total minimum lease payment receivable	$999	$1,010
Less: unearned income	(485)	(495)
Investment in financing lease, net	$514	$515

Future lease payments to be received under the Company’s direct financing lease as of March 31, 2021 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
(in thousands)
2021 – Remaining	$34
2022	46
2023	46
2024	46
2025	46
Thereafter	781
Total	$999

Lessee Accounting

As a lessee, the Company has ground and office leases which were classified as operating leases. On January 1, 2021 the Company adopted ASC 842 and recognized right-of-use assets of $1.2 million and lease liabilities of $1.2 million. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the right-of-use assets recognized upon transition.

As of March 31, 2021, these leases had remaining terms, including renewal options, of 3 to 36 years and a weighted average remaining lease term of 21 years. Operating right-of-use assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” in the Company’s Consolidated Balance Sheets as follows (in thousands):

March 31, 2021
Right-of-use asset – operating leases	$1,114
Lease liability – operating leases	$1,142

Operating lease liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 4.25% based on the yield of its current borrowings in determining its lease liabilities.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for the three months ended March 31, 2021 was $0.06 million.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2021 for the next five years and thereafter are as follows (in thousands):

2021 — Remaining	$160
2022	218
2023	224
2024	100
2025	26
Thereafter	1,149

Total future minimum lease payments	1,877
Interest discount	(735)

Total	$1,142

Future minimum ground lease payments under ASC 840 as of December 31, 2020 were as follows ( in thousands):

Year Ending December 31,	Amount
2021	$24
2022	24
2023	24
2024	24
2025	26
Thereafter	1,155
Total	$1,277

Future minimum office lease payments under ASC 840 as of December 31, 2020 were as follows ( in thousands):

Year Ending December 31,	Amount
2021	$189
2022	195
2023	200
2024	76
Total	$660

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic which has been ongoing. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenant and operating results. For the three months ended March 31, 2021, the Company received 100% of its rents and the Company believes there was no material impact caused by COVID-19 on the Company.

Note 7. Income Taxes

TRS

In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For each of the three months ended March 31, 2021 and 2020, income tax expense related to PRM was $0.01 million.

Other

As of March 31, 2021 and December 31, 2020, the Company has unrecognized tax benefits of $0.4 million which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the consolidated balance sheet.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. While the Company does not expect these provisions to have a material impact on the Company’s taxable income or tax liabilities, the Company will continue to analyze the provisions of the CARES Act and related guidance as it is published.

Note 8. Related Party Transactions

Management Fee Income

PRM recognized management fee income of $0.3 million for each of the three months ended March 31, 2021 and 2020. These amounts are included in “Fee and other income” in the Company’s Consolidated Statements of Operations. Accrued management fees receivable of $0.3 million as of March 31, 2021 and December 31, 2020 are included in “Rents and other receivables” in the Company’s Consolidated Balance Sheets.

Related Party Lease

On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for each of the three months ended March 31, 2021 and 2020 was $0.05 million and was recorded in “General and administrative expenses” in the Company’s Consolidated Statements of Operations. The Company determined this lease was an operating lease. For further detail see Note 6 – Leases.

Transfer of Real Property

On May 28, 2020, the Company completed the separation of deed and transfer of the real property attributable to a de minimis non-postal tenant that shares space in a building leased to the USPS. At the time of the IPO a property located in Milwaukee, WI, a portion of which is leased to the USPS, was contributed to the Company. It was intended that the non-postal portion of the property would revert back to an entity affiliated with Mr. Spodek once a separation of the deed was completed. The portion of the property leased to the USPS remains owned by a wholly owned subsidiary of the Operating Partnership. The independent members of the Company’s Board of Directors ratified the no consideration transfer.

Guarantees

Mr. Spodek, the Company’s chief executive officer (the “CEO”), has personally guaranteed the Company’s loans with First Oklahoma Bank that were obtained prior to 2020 and Vision Bank, totaling $2.7 million as of March 31, 2021 and December 31, 2020. As a guarantor, Mr. Spodek’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.

Note 9. Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period.

The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations (dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020

Numerator for earnings per share – basic and diluted:
Net income (loss) attributable to common stockholders	$103	$(677)
Less: Income attributable to participating securities	(147)	(71)
Numerator for earnings per share — basic and diluted	$(44)	$(748)

Denominator for earnings per share – basic and diluted	12,448,326	5,174,569
Basic and diluted earnings per share	$0.00	$(0.14)

Note 10. Stockholder’s Equity

The Company issued 4.5 million shares of Class A common stock in conjunction with the IPO resulting in net proceeds of approximately $71.1 million after deducting approximately $5.4 million in underwriting discounts and before giving effect to $6.4 million in other expenses relating to the IPO. On July 15, 2020, the Company priced a public offering of 3.5 million shares of its Class A Common Stock (the “July Follow-on Offering”) at $13.00 per share. On July 17, 2020, the underwriters purchased an additional 521,840 shares pursuant to a 30-day option to purchase up to an additional 525,000 shares at $13.00 per share (the “July Additional Shares”). The July Follow-on Offering, including the July Additional Shares, closed on July 20, 2020 resulting in $52.2 million in gross proceeds, and approximately $49.4 million in net proceeds after deducting approximately $2.9 million in underwriting discounts and before giving effect to $0.9 million in other expenses relating to the July Follow-on Offering.

On January 11, 2021, the Company priced a public offering of 3.25 million shares of its Class A Common Stock (the “January Follow-on Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “January Additional Shares”). The January Follow-on Offering, including the January Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.6 million in other expenses relating to the January Follow-on Offering.

ATM Program

On December 14, 2020, the Company entered into separate open market sale agreements with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co., pursuant to which the Company may offer and sell, from time to time, shares of the Company’s Class A common stock having an aggregate sales price of up to $50.0 million. As of March 31, 2021, the Company had $50.0 million of availability remaining under the at-the-market sales program.

Dividends

During the three months ended March 31, 2021, the Board approved and the Company declared and paid dividends of $3.6 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2175 per share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
January 29, 2021	February 12, 2021	February 26, 2021	$0.2175

Non-controlling Interests

Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO in connection with the IPO and in lieu of cash compensation. During the three months ended March 31, 2021, the Company issued 137,259 LTIP Units in February 2020 to the Company’s CEO for his 2020 incentive bonus, his election to defer 100% of his 2021 annual salary and for long term incentive compensation.

As of March 31, 2021 and December 31, 2020, non-controlling interests consisted of 2,640,795 OP Units and 346,267 LTIP Units and 2,640,795 OP Units and 209,009 LTIP Units, respectively. This represented approximately 18.2% and 23.1% of the outstanding Operating Partnership units as of March 31, 2021 and December 31, 2020, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, in shares of the Company’s Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A Common Stock that were authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Equity Incentive Plan to increase the total number of shares of Class A common stock that may be issued under the Plan from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. As of March 31, 2021, the remaining shares available under the Plan for future issuance was 529,437. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

The following table presents a summary of restricted stock, LTIP Units and RSUs. The balance as of March 31, 2021 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2021	218,613	209,008	62,096	489,717	$15.33
Granted	149,823	137,259	76,828	363,910	$16.17
Vesting of restricted shares (5)	(3,425)	—	—	(3,425)	$16.08
Forfeited	(700)	—	—	(700)	$16.60
Outstanding, as of March 31, 2021	364,311	346,267	138,924	849,502	$15.69

Explanatory Notes:

(1)	Represents restricted shares awards included in common stock.

(2)	The time-based restricted share awards granted to the Company’s officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to the Company’s directors’ vest over three years.

(3)	LTIP units to the Company’s CEO vest over eight years.

(4)	During the three months ended March 31, 2021,46,714 RSUs was granted to certain officers and employees of the Company subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2023. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 26,997 time-based RSUs issued for 2020 incentive bonuses to certain employees that vested fully on February 11, 2021, the date of grant and 3,117 time-based RSUs granted to an employee for their election to defer a portion of their 2021 salary that will vest on December 31, 2021. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

(5)	Includes 2,134 of restricted shares that vested and 1,291 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.

During the three months ended March 31, 2021 and 2020, the Company recognized compensation expense of $1.1 million and $0.7 million, respectively, related to all awards.

As of March 31, 2021, there was $10.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.7 years.

Employee Stock Purchase Plan

In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock will be reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the close of the offering period. As of March 31, 2021 and December 31, 2020, 11,176 and 7,189 shares have been issued under the ESPP since commencement. During each of the three months ended March 31, 2021 and 2020, the Company recognized compensation expense of $0.01 million.

Note 11. Commitments and Contingencies

As of March 31, 2021, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

On April 28, 2021, the Board of Directors amended the Equity Incentive Plan, subject to the approval of shareholders. Such amendment provides for an automatic annual increase in the number of shares of the Company’s Class A common stock.

On April 30, 2021, the Company’s Board of Directors approved, and the Company declared a first quarter common stock dividend of $0.22 per share which is payable on May 28, 2021 to stockholders of record as May 14, 2021.

As of May 14, 2021, the Company had net credit facility activity of $3.0 million during the period subsequent to March 31, 2021. As of the date of this report, the Company had $67.5 million drawn on its credit facility.

As of May 14, 2021, the Company closed on the acquisitions of 16 postal properties for approximately $6.1 million during the period subsequent to March 31, 2021.

As of May 14, 2021, the Company had entered into definitive agreements to acquire 49 postal properties for approximately $17.8 million, that also includes OP Units as part of the consideration. The majority of these transactions are anticipated to close during the second and third quarters of 2021, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

On May 14, 2021, the Company delivered to D.A. Davidson & Co. (“D.A. Davidson”) notice of termination of the open market sale agreement dated December 14, 2020, by and among the Company, the Operating Partnership and D.A. Davidson, which termination became effective May 14, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership, of which we are the sole general partner and which we refer to in this section as our Operating Partnership.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	change in the status of the United States Postal Service (“USPS”) as an independent agency of the executive branch of the U.S. federal government;

●	change in the demand for postal services delivered by the USPS;

●	the solvency and financial health of the USPS;

●	defaults on, early terminations of or non-renewal of leases by the USPS;

●	the competitive market in which we operate;

●	changes in the availability of acquisition opportunities;

●	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

●	our failure to successfully operate developed and acquired properties;

●	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

●	decreased rental rates or increased vacancy rates;

●	change in our business, financing or investment strategy or the markets in which we operate;

●	fluctuations in mortgage rates and increased operating costs;

●	changes in the method pursuant to which reference rates are determined and the elimination of the London Inter-Bank Offered Rate (“LIBOR”) after 2023;

●	general economic conditions;

●	financial market fluctuations;

●	our failure to generate sufficient cash flows to service our outstanding indebtedness;

●	our failure to obtain necessary outside financing on favorable terms or at all;

●	failure to hedge effectively against interest rate changes;

●	our reliance on key personnel whose continued service is not guaranteed;

●	the outcome of claims and litigation involving or affecting us;

●	changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of real estate investment trusts (“REITs”) in general;

●	operations through joint ventures and reliance on or disputes with co-venturers;

●	cybersecurity threats;

●	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

●	governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;

●	lack or insufficient amounts of insurance;

●	limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify or maintain such status;

●	public health threats such as COVID-19; and

●	our ability to come to an agreement with the USPS regarding new leases.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, you should carefully review and consider (i) the information contained under Item 1A titled “Risk Factors” herein and in our Annual Report on Form 10-K and (ii) such similar information as may be contained in our other reports and filings that we make with the SEC.

Overview

Company

We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions (the “Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the three months ended March 31, 2021, we acquired 54 postal properties leased primarily to the USPS for approximately $26.2 million, including closing costs. As of March 31, 2021, our portfolio consists of 780 owned postal properties, located in 47 states and comprising approximately 3.4 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of March 31, 2021, we owned approximately 81.8% of our outstanding common units of limited partnership interest in our Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”), including long term incentive units of our Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units”). Our Board of Directors oversees our business and affairs.

ATM Program and Follow-on Offering

On December 14, 2020, we entered into separate open market sale agreements with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co., pursuant to which we may offer and sell, from time to time, shares our Class A common stock having an aggregate sales price of up to $50.0 million. No shares were issued under the at-the-market sales program during the three months ended March 31, 2021. As of March 31, 2021, we had $50.0 million of availability remaining under the at-the-market sales program.

On January 11, 2021, we priced a public offering of 3.25 million shares of our Class A Common Stock (the “January Follow-on Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “January Additional Shares”). The January Follow-on Offering, including the January Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.6 million in other expenses relating to the January Follow-on Offering.

Executive Overview

We are an internally managed REIT with a focus on acquiring and managing properties primarily leased to the USPS, ranging from last mile post offices to larger industrial facilities. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that will generate strong earnings for our shareholders.

Geographic Concentration

As of March 31, 2021, we owned a portfolio of 780 postal properties located in 47 states leased primarily to the USPS. For the three months ended March 31, 2021, 19.6% of our total of rental income was concentrated in Pennsylvania. Such geographical concentration could expose us to certain downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material changes in the current payments programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

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

We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our short taxable year ending December 31, 2019. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.

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

Revenues

We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by Postal Realty Management TRS, LLC (“PRM”), our taxable REIT subsidiary (“TRS”). Rental income represents the lease revenue recognized under leases with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and is a percentage of the lease revenue for the managed property. As of March 31, 2021, all properties leased to our tenants had an average remaining lease term of 4.0 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

Operating Expenses

We lease our properties to the USPS. The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, routine maintenance and the reimbursement of property taxes and the landlord is responsible for insurance and roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” below for further discussion.

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

General and Administrative

General and administrative expense represents personnel costs, professional fees, legal fees, insurance, consulting fees, portfolio servicing costs and other expenses related to corporate governance, filing reports with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange, and other compliance matters. While we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.

Equity-Based Compensation Expense

All equity-based compensation expense is recognized in our consolidated statements of operations as components of general and administrative expense and property operating expenses. We issue share-based awards to align our employees’ interests with those of our investors.

Depreciation and Amortization

Depreciation and amortization expense relates primarily to depreciation on our properties and capital improvements to such properties and the amortization of certain lease intangibles.

Indebtedness and Interest Expense

On September 27, 2019, we entered into a credit agreement, as amended (the “Credit Agreement”), with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million (the “Accordion Feature”). On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, we further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, we amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases to parties other than the USPS at a real property subject to certain limitations (as defined in such amendment).

As of March 31, 2021, the leases at 11 of our properties were expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under the Credit Facility. We intend to use the Credit Facility for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. We amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.

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

Lease Renewal

As of March 31, 2021, the leases at 11 of our properties were expired and the USPS was occupying such properties as a holdover tenant. As of May 11, 2021, 17 leases were in holdover status representing $0.3 million of annual contractual rental revenue. We might not be successful in renewing the leases that are in holdover status or that are expiring in 2021, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will likely experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Results of Operations

Comparison of the three months ended March 31, 2021 and March 31, 2020

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues
Rental income	$8,487	$4,902	$3,585	73%
Fee and other income	378	296	82	28%
Total revenues	8,865	5,198	3,667	71%

Operating expenses
Real estate taxes	1,089	642	447	70%
Property operating expenses	910	407	503	124%
General and administrative	2,569	2,302	267	12%
Depreciation and amortization	3,169	2,035	1,134	56%
Total operating expenses	7,737	5,386	2,351	44%

Income (loss) from operations	1,128	(188)	1,316	(700)%

Interest expense, net
Contractual interest expense	(645)	(728)	83	(11)%
Write-off and amortization of deferred financing fees	(145)	(104)	(41)	39%
Loss on early extinguishment of debt	(202)	-	(202)	100%
Interest income	1	1	-	0%
Total interest expense, net	(991)	(831)	(160)	19%

Income (loss) before income tax expense	137	(1,019)	1,156	(113)%
Income tax expense	(11)	(10)	(1)	10%
Net income (loss)	$126	$(1,029)	$1,155	(112)%

Revenues

Total revenues increased by $3.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in revenue is attributable to the full impact of the 261 properties that we acquired in 2020 and the 54 properties acquired in the three months ended March 31, 2021.

Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased $3.6 million quarter over quarter primarily due to full impact of the 261 properties that we acquired in 2020 and the 54 properties acquired in the three months ended March 31, 2021.

Fee and other income. Other revenue increased by $0.1 million, to $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher management fee income.

Operating Expense

Real estate taxes – Real estate taxes increased by $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of the full impact of the 261 properties that we acquired in 2020 and the 54 properties acquired in the three months ended March 31, 2021.

Property operating expenses – Property operating expenses increased by $0.5 million to $0.9 million for March 31, 2021 from $0.4 million for the three months ended March 31, 2020. Property management expenses are included within property operating expenses and increased by $0.2 million to $0.4 million for the three months ended March 31, 2021 from $0.2 million for the three months ended March 31, 2020. The remainder of the increase of $0.3 million is related to expenses related to repairs and maintenance and insurance in connection with the full impact of the 261 properties that we acquired in 2020 and the 54 properties acquired in the three months ended March 31, 2021.

General and administrative – General and administrative expenses increased by $0.3 million to $2.6 million for the three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020, primarily due to higher equity-based compensation expense related to awards that have been granted in 2020 and the three months ended March 31, 2021.

Depreciation and amortization – Depreciation and amortization expense increased by $1.1 million to $3.1 million for the three months ended March 31, 2021 from $2.0 million for three months ended March 31, 2020, and is primarily related to the e full impact of the 261 properties that we acquired in 2020 and the 54 properties acquired in the three months ended March 31, 2021.

Total Interest Expense, Net

During the three months ended March 31, 2021, we incurred total interest expense, net of $1.0 million compared to $0.8 million for the three months ended March 31, 2020. The increase in interest expense is primarily related to the loss on early extinguishment of debt of $0.2 million incurred in connection with the paydown of two mortgage financings during the three months ended March 31, 2021.

Cash Flows

Comparison of the three months ended March 31, 2021 and the three months ended March 31, 2020

We had $3.3 million of cash and $1.1 million of escrows and reserves as of March 31, 2021 compared to $2.2 million of cash and $1.1 million of escrows and reserves as of December 31, 2020.

Cash flow from operating activities – Net cash provided by operating activities increased by $3.1 million to $4.5 million for the three months ended March 31, 2021 compared to $1.4 million for the same period in 2020. The increase is primarily due to the addition of postal properties that were acquired in 2020 and the three months ended March 31, 2020, all of which have generated additional rental income and related changes in working capital.

Cash flow to investing activities – Net cash used in investing activities increased by $2.7 million to $25.9 million for the three months ended March 31, 2021 compared to $23.2 million for the same period in 2020. The increase was related to the purchase of postal properties that were acquired during the three months ended March 31, 2021.

Cash flow from financing activities – Net cash provided by financing activities increased by $10.4 million to $22.6 million for the three months ended March 31, 2021 compared to $12.2 million provided by the same period in 2020. The increase was primarily related to proceeds received from our January Follow-on Offering offset by the paydown of two mortgage financings, reduced net borrowings on our Credit Facility during the three months ended March 31, 2020 and an increase in payment of dividends.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $3.3 million of cash and $1.1 million of escrows and reserves as of March 31, 2021.

As of March 31, 2021, we had $64.5 million outstanding under the Credit Facility. On January 30, 2020, we exercised the Accordion Feature to increase permitted borrowings to $150.0 million from $100.0 million subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, we further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, we amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases other than the USPS at a Real Property subject to certain limitations (as defined in such amendment). We intend to use the Credit Facility for working capital purposes, which may include repayment of indebtedness, property acquisitions and other general corporate purposes. As of March 31, 2021, the leases at 11 of our properties had expired and the USPS was occupying such properties as a holdover tenant, thereby excluding such properties from being part of the borrowing base under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by us and certain of our indirect subsidiaries (the “Subsidiary Guarantors”) and includes a pledge of equity interests in the Subsidiary Guarantors. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into hedging transactions, enter into certain transactions with affiliates and make distributions. The Credit Agreement requires compliance with consolidated financial maintenance covenants to be tested quarterly, including a maximum consolidated secured indebtedness ratio, maximum consolidated leverage ratio, minimum consolidated fixed charge coverage ratio, minimum consolidated tangible net worth, maximum dividend payout ratio, maximum consolidated unsecured leverage ratio, and minimum debt service coverage ratio. The Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Credit Facility, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under the Credit Facility and the potential issuance of securities.

Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness including the Credit Facility and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using the Credit Facility pending permanent property-level financing.

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

Consolidated Indebtedness

As of March 31, 2021, we had approximately $97.8 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2021 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of March 31, 2021	Interest Rate at March 31, 2021	Maturity Date
Revolving Credit Facility(1)	$64,500	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,442	4.00%	September 2036
First Oklahoma Bank(4)	360	4.50%	December 2037
Vision Bank – 2018(5)	861	5.00%	January 2038
Seller Financing(6)	366	6.00%	January 2025
AIG – December 2020(7)	30,225	2.80%	January 2031
Total Principal	$97,754

Explanatory Notes:

(1)	On September 27, 2019, we entered into the Credit Agreement with People’s United Bank, National Association, individually and as administrative agent, BMO Capital Markets Corp., as syndication agent, and certain other lenders. The Credit Agreement provides for revolving commitments in an aggregate principal amount of $100.0 million with Accordion Feature that permits us to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, we amended the Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On June 25, 2020, we further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to Consolidated Tangible Net Worth (as defined in such amendment). On November 24, 2020, we further amended the Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases to parties other than the USPS as a real property subject to certain limitations (as defined in such amendment).

The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, we paid, for the period through and including the three months ended March 31, 2020, an unused facility fee on the revolving commitments under the Credit Facility of 0.75% per annum for the first $100 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the Credit Facility.

During the three months ended March 31, 2021 and 2020, we incurred $0.05 million and $0.2 million, respectively, of unused fees related to the Credit Facility. Our ability to borrow under the Credit Facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of March 31, 2021, we were in compliance with all of the Credit Facility’s debt covenants.

(2)	As of March 31, 2021, the one-month LIBOR rate was 0.11%.

(3)	Five properties are collateralized under this loan with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.

(4)	The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.

(5)	The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.

(6)	In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.

(7)	The loan is secured by a cross-collateralized and cross-defaulted first mortgage lien on the industrial property located in Warrendale, PA. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.

Secured Borrowings as of March 31, 2021

As of March 31, 2021, we had approximately $33.3 million of secured borrowings outstanding, all of which is fixed rate debt with a weighted average interest rate of 2.96% per annum. During the three months ended March 31, 2021, we repaid two mortgage loans in the aggregate amount of $13.7 million.

Dividends

To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2021, we paid cash dividends of $0.2175 per share. On April 30, 2021, our Board of Directors approved and we declared a first quarter common stock dividend of $0.22 per share which will be paid on May 28, 2021 to stockholders of record on May 14, 2021.

Subsequent Real Estate Acquisitions

Subsequent to March 31, 2021, we have acquired 16 postal properties in individual or small portfolio transactions for an aggregate of approximately $6.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the heading titled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the critical accounting policies and estimates of the Predecessor and us, as applicable.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements included herein.

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

As of March 31, 2021, our indebtedness was approximately $97.8 million, consisting of approximately $64.5 million of variable-rate debt and approximately $33.3 million of fixed rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $0.3 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2021, we delivered to D.A. Davidson & Co. (“D.A. Davidson”) notice of termination of the open market sale agreement dated December 14, 2020, by and among us, the Operating Partnership and D.A. Davidson (the “D.A. Davidson Agreement”), which termination became effective May 14, 2021. For details regarding the D.A. Davidson Agreement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — ATM Program and Follow-on Offering.” We have decided to terminate the D.A. Davidson Agreement because we do not intend to utilize this agreement to raise additional capital. We did not incur any termination penalties as a result of such termination. As of May 14, 2021, we did not sell any shares of our Class A common stock pursuant to the D.A. Davidson Agreement.

Item 6. Exhibits

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

*	Exhibits filed with this report.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: May 14, 2021	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer
(Principal Financial Officer)