Form 10-Q
period 2021-06-30
Postal Realty Trust, Inc.
filed 2021-08-13
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 11, 2021, the registrant had 13,657,529 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$55,108	$46,303
Building and improvements	240,528	196,340
Tenant improvements	5,098	4,428
Total real estate properties, at cost	300,734	247,071
Less: Accumulated depreciation	(16,715)	(13,215)
Total real estate properties, net	284,019	233,856
Investment in financing lease, net	512	515
Total investments	284,531	234,371
Cash	4,936	2,212
Rent and other receivables	3,689	3,521
Prepaid expenses and other assets, net	4,790	4,434
Escrows and reserves	1,215	1,059
Deferred rent receivable	373	216
In-place lease intangibles, net	14,578	13,022
Above market leases, net	116	50
Total Assets	$314,228	$258,885

Liabilities and Equity
Liabilities:
Secured borrowings, net	$33,031	$46,629
Revolving credit facility	82,500	78,000
Accounts payable, accrued expenses and other	6,673	5,891
Below market leases, net	8,579	8,726
Total Liabilities	130,783	139,246

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 13,652,412 and 9,437,197 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	136	95
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	160,061	100,812
Accumulated deficit	(14,010)	(8,917)
Total Stockholders’ Equity	146,187	91,990
Operating Partnership unitholders’ non-controlling interests	37,258	27,649
Total Equity	183,445	119,639
Total Liabilities and Equity	$314,228	$258,885
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$8,977	$5,293	$17,464	$10,195
Fee and other income	551	312	929	607
Total revenues	9,528	5,605	18,393	10,802

Operating expenses:
Real estate taxes	1,163	697	2,252	1,339
Property operating expenses	815	394	1,725	801
General and administrative	2,716	1,917	5,285	4,218
Depreciation and amortization	3,219	2,162	6,388	4,197
Total operating expenses	7,913	5,170	15,650	10,555

Income from operations	1,615	435	2,743	247

Interest expense, net:
Contractual interest expense	(621)	(546)	(1,266)	(1,273)
Write-off and amortization of deferred financing fees	(145)	(115)	(290)	(220)
Loss on early extinguishment of debt	—	—	(202)	—
Interest income	1	1	1	1
Total interest expense, net	(765)	(660)	(1,757)	(1,492)

Income (loss) before income tax expense	850	(225)	986	(1,245)
Income tax expense	(27)	(5)	(38)	(15)

Net income (loss)	823	(230)	948	(1,260)
Net (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	(152)	79	(176)	431

Net income (loss) attributable to common stockholders	$671	$(151)	$772	$(829)

Net income (loss) per share:
Basic and Diluted	$0.04	$(0.05)	$0.04	$(0.19)

Weighted average common shares outstanding:
Basic and Diluted	13,081,018	5,205,153	12,766,791	5,189,900
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Equity (Deficit)	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance - December 31, 2019	5,313,110	$53	$51,396	$(2,576)	$48,873	$20,950	$69,823
Issuance of OP Units in connection with a transaction	—	—	—	—	—	7,922	7,922
Issuance and amortization of equity-based compensation	103,463	1	519	—	520	185	705
Issuance and amortization under ESPP	3,538	—	53	—	53	—	53
Dividends declared ($0.17 per share)	—	—	—	(923)	(923)	(478)	(1,401)
Net loss	—	—	—	(677)	(677)	(352)	(1,029)
Reallocation of non-controlling interest	—	—	2,219	—	2,219	(2,219)	—
Balance - March 31, 2020	5,420,111	$54	$54,187	$(4,176)	$50,065	$26,008	$76,073
Issuance and amortization of equity-based compensation	42,297	—	351	—	351	181	532
Amortization under ESPP	—	—	2	—	2	—	2
Restricted stock withholdings	(11,342)	—	(182)	—	(182)	—	(182)
Dividends declared ($0.20 per share)	—	—	—	(1,089)	(1,089)	(566)	(1,655)
Net loss	—	—	—	(151)	(151)	(79)	(230)
Reallocation of non-controlling interest	—	—	(6)	—	(6)	6	—
Balance – June 30, 2020	5,451,066	$54	$54,352	$(5,416)	$48,990	$25,550	$74,540

Balance - December 31, 2020	9,464,403	$95	$100,812	$(8,917)	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	3,737,500	37	53,203	—	53,240	—	53,240
Issuance and amortization of equity-based compensation	149,121	1	885	—	886	230	1,116
Issuance and amortization under ESPP	3,987	—	66	—	66	—	66
Restricted stock withholdings	(1,291)	—	(21)	—	(21)	—	(21)
Dividends declared ($0.2175 per share)	—	—	—	(2,916)	(2,916)	(650)	(3,566)
Net income	—	—	—	103	103	23	126
Reallocation of non-controlling interest	—	—	(3,831)	—	(3,831)	3,831	—
Balance – March 31, 2021	13,353,720	$133	$151,114	$(11,730)	$139,517	$31,083	$170,600

Net proceeds from sale of common stock	319,702	3	6,050	—	6,053	—	6,053
Issuance of OP Units in connection with transactions	—	—	—	—	—	9,021	9,021
Issuance and amortization of equity-based compensation	17,102	—	499	—	499	281	780
Amortization under ESPP	—	—	8	—	8	—	8
Restricted stock withholdings	(10,906)	—	(221)	—	(221)	—	(221)
Dividends declared ($0.22 per share)	—	—	—	(2,951)	(2,951)	(668)	(3,619)
Net income	—	—	—	671	671	152	823
Reallocation of non-controlling interest	—	—	2,611	—	2,611	(2,611)	—
Balance – June 30, 2021	13,679,618	$136	$160,061	$(14,010)	$146,187	$37,258	$183,445
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$948	$(1,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,508	1,969
Amortization of in-place intangibles	2,880	2,227
Write-off and amortization of deferred financing costs	290	220
Amortization of above/below market leases	(760)	(610)
Amortization of intangible liability	(9)	(3)
Equity based compensation	1,916	1,248
Loss on extinguishment of debt	202	—
Deferred rent receivable	(157)	(54)
Deferred rent expense payable	—	10
Other	35	—
Non-cash lease expense	7	—
Changes in assets and liabilities:
Rent and other receivables	(292)	(281)
Prepaid expenses and other assets	(233)	(362)
Accounts payable, accrued expenses and other	58	103
Net cash provided by operating activities	8,393	3,207

Cash flows from investing activities:
Acquisition of real estate	(47,596)	(33,212)
Repayment of financing lease	3	—
Escrows for acquisition and construction deposits	(372)	(640)
Capital improvements	(783)	(341)
Insurance proceeds related to property damage claims	848	—
Other investing activities	(141)	(73)
Net cash used in investing activities	(48,041)	(34,266)

Cash flows from financing activities:

Proceeds from secured borrowings	—	13,674
Repayments of secured borrowings	(13,810)	(54)
Proceeds from revolving credit facility	47,500	20,000
Repayments of revolving credit facility	(43,000)	(6,531)
Proceeds from other financing activity	—	557
Repayments from other financing activity	(53)	(192)
Net proceeds from issuance of shares	59,444	—
Debt issuance costs	(29)	(767)
Proceeds from issuance of ESPP shares	53	45
Shares withheld for payment of taxes on restricted share vesting	(242)	(182)
Distributions and dividends	(7,185)	(3,056)
Other financing activities	(150)	(9)
Net cash provided by financing activities	42,528	23,485

Net increase (decrease) in Cash and Escrows and Reserves	2,880	(7,574)
Cash and Escrows and Reserves at the beginning of period	3,271	13,184
Cash and Escrow and Reserves at the end of period	$6,151	$5,610
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2021, the Company held an approximately 79.7% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
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
As of June 30, 2021, the Company owned a portfolio of 852 postal properties located in 49 states. The Company’s properties are primarily leased to a single tenant, the United States Postal Service (the “USPS”).
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
The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and the Company elected to be taxed as a REIT under the Code commencing with the Company’s short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Offering and Other Costs
Offering costs are recorded in “Total Stockholders’ Equity” in the Consolidated Balance Sheets as a reduction of additional paid-in capital.
Deferred Costs
Financing costs related to the issuance of the Company’s secured long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the Company’s credit facility (the “2019 Credit Facility”), established under a credit agreement dated as of September 27, 2019, as amended (the “2019 Credit Agreement”), are deferred and amortized as an increase to interest expense over the term of the 2019 Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Cash	$4,936	$2,212
Escrows and reserves:
Maintenance reserve	742	696
Real estate tax reserve	399	304
ESPP reserve	74	59
Cash and escrows and reserves	$6,151	$3,271
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statement of Operations.
Fee and other income primarily consists of property management fees. These fees arise from contractual agreements with entities that are affiliated with the Company’s chief executive officer (the “CEO”). Management fee income is recognized as earned under the respective agreements.
Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within investments in the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other income” in the Consolidated Statements of Operations and produces a constant periodic rate of return on the investment in direct financing lease, net.
Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of June 30, 2021 and December 31, 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of June 30, 2021 and December 31, 2020 due to their short maturities.
As of June 30, 2021 and December 31, 2020, the Company had an investment in a direct financing lease with a carrying value of $0.5 million and $0.5 million, respectively, and an effective interest rate of 7.89% and 7.89%, respectively. The carrying value of the investment in a direct financing lease approximated the fair market value as of June 30, 2021 and December 31, 2020. The fair value of the Company’s direct financing lease was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).
The fair value of the Company’s borrowings under its 2019 Credit Facility approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $33.3 million and $47.1 million as compared to the principal balance of $33.2 million and $47.0 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.
Impairment
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and six months ended June 30, 2021 and 2020.
Concentration of Credit Risks
As of June 30, 2021, the Company’s properties were leased primarily to a single tenant, the USPS. For the six months ended June 30, 2021, 18.9% of the Company’s total rental income, or $17.5 million, was concentrated in Pennsylvania. For the six months ended June 30, 2020, no state had a concentration of rental income over 10% as a percentage of total rental income. The ability of the USPS to honor the terms of their leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on the Company’s overall business results.
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
Insurance Accounting
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
is determinable and approved by insurance company. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the amount is determinable and approved by insurance company.
Earnings per Share
The Company calculates net income (loss) per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 3,497,577 and 2,855,102 potential shares outstanding related to OP Units and long term incentive units of the Operating Partnership (each, an “LTIP Unit” and collectively, the “LTIP Units”), which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, held by non-controlling interests as of June 30, 2021 and 2020, respectively. These OP Units and LTIP Units would not be dilutive and were not included in the diluted earnings per share for all periods presented.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-2, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases). Topic 842 was effective for the Company on January 1, 2021 as a result of its classification as an EGC.
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
The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also requires the Company to assess the probability of collecting substantially all of its rental revenue and make direct adjustments to rental revenue for operating lease receivables that are not believed to be collectible. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, the Company combined tenant reimbursements with rental income on its Consolidated Statements of Operations for the period beginning with the three months ended March 31, 2021. Upon adoption of the standard, the Company’s comparative statement of operations have been reclassified to conform to the new single component presentation of rental revenues and tenant reimbursements, classified within rental income in the Company’s consolidated statements of operations.
During the six months ended June 30, 2021, the Company recorded a right of use asset and a related operating lease liability, each totaling approximately $1.2 million, related to one office lease and three ground leases. The right of use lease

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
asset is included in “Prepaid expenses and other assets, net” and the operating lease liability is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
Future Application of Accounting Standards
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2023, as a result of its classification as an EGC. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the six months ended June 30, 2021. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands):

Six Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2021
March 31, 2021	(3)	54	$3,493	$19,793	$428	$2,201	$51	$(474)	$723	$26,215
June 30, 2021	(4)	71	$5,364	$23,550	$268	$2,207	$28	$(156)	$(5)	$31,256
Total		125	$8,857	$43,343	$696	$4,408	$79	$(630)	$718	$57,471
Explanatory Notes:
(1)Represents an insurance receivable related to a property in a small portfolio that was destroyed by arson prior to acquisition by the Company during the three months ended March 31, 2021. The Company is in the process of rebuilding such property which remains under lease to the USPS using the insurance proceeds assigned by the seller to the Company. The insurance proceeds were received in April 2021. Also includes an intangible liability related to an unfavorable operating lease on a property during the three months ended June 30, 2021 that is included in “Accounts payable, accrued expenses and other” on the Company’s Consolidated Balance Sheets.
(2)Includes acquisition costs of $0.5 million for the three months ended March 31, 2021 and $0.9 million for the three months ended June 30, 2021.
(3)Includes the acquisition of 54 postal properties in various states in individual or portfolio transactions for approximately $26.2 million, including closing costs, which was funded with borrowings under the 2019 Credit Facility.

(4)Includes the acquisition of 71 postal properties in various states in individual or portfolio transactions for a price of approximately $31.3 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $9.0 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the 2019 Credit Facility.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization) /Accretion	Net Carrying Amount
		(in thousands)
June 30, 2021:
In-place lease intangibles	$28,601	$(14,023)	$14,578
Above-market leases	164	(48)	116
Below-market leases	(12,702)	4,123	(8,579)

December 31, 2020:
In-place lease intangibles	$24,165	$(11,143)	$13,022
Above-market leases	85	(35)	50
Below-market leases	(12,076)	3,350	(8,726)
Amortization of in-place lease intangibles was $1.5 million and $2.9 million for the three and six months ended June 30, 2021, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations.
Amortization of acquired above market leases was $0.01 million for each of the three and six months ended June 30, 2021 and $3,576 and $6,682 for the three and six months ended June 30, 2020, respectively, and is included in “Rental income” in the Consolidated Statements of Operations. Amortization of acquired below market leases was $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and is included in “Rental income” in the Consolidated Statements of Operations.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2021-Remaining	$3,110	$16	$(822)
2022	4,288	30	(1,372)
2023	2,976	28	(1,186)
2024	2,091	25	(1,004)
2025	1,230	17	(830)
Thereafter	883	—	(3,365)
Total	$14,578	$116	$(8,579)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Outstanding Balance as of June 30, 2021	Outstanding Balance as of December 31, 2020	Interest Rate at June 30, 2021	Maturity Date
2019 Credit Facility(1)	$82,500	$78,000	LIBOR+170 bps(2)	September 2023
Vision Bank(3)	1,425	1,459	4.00%	September 2036
First Oklahoma Bank(4)	357	364	4.50%	December 2037
Vision Bank – 2018(5)	852	869	5.00%	January 2038
Seller Financing(6)	366	445	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	—	4,522	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	—	9,152	4.25%	June 2040
AIG – December 2020(9)	30,225	30,225	2.80%	January 2031
Total Principal	115,725	125,036
Unamortized deferred financing costs	(194)	(407)
Total Debt	$115,531	$124,629
Explanatory Notes:
(1)On September 27, 2019, the Company entered into the 2019 Credit Agreement, which provided for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature (the "Accordion Feature”) that permits the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, the Company amended the 2019 Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the 2019 Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On June 25, 2020, the Company further amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to consolidated tangible net worth. On November 24, 2020, the Company further amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases other than the USPS as a real property subject to certain to certain limitations.

On August 9, 2021, the Company entered into a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility (together, the “2021 Credit Facilities”). In connection with entering into the 2021 Credit Facilities, the Company terminated the 2019 Credit Facility and paid off the outstanding loans thereunder. See Note 12 – “Subsequent Events” for a description of the material terms of the 2021 Credit Facilities.
The interest rates applicable to loans under the 2019 Credit Facility were, at the Company’s option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, the Company paid, for the period through and including the three months ended March 31, 2020, an unused facility fee on the revolving commitments under the 2019 Credit Facility of 0.75% per annum for the first $100.0 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and, for the periods thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the 2019 Credit Facility.
During the three and six months ended June 30, 2021, the Company incurred $0.05 million and $0.1 million, respectively, of unused facility fees related to the 2019 Credit Facility. During the three and six months ended June 30, 2020, the Company incurred $0.1 million and $0.2 million, respectively, of unused facility fees related to the 2019 Credit Facility. As of June 30, 2021, the Company was in compliance with all of the 2019 Credit Facility’s debt covenants.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(2)As of June 30, 2021, the one-month LIBOR rate was 0.10%.
(3)Five properties are collateralized under this loan with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%.
(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.
(6)In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)In connection with the purchase of a 13-property portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%.  On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.06 million of deferred financing to costs to loss on early extinguishment of debt for the three and six months ended June 30, 2021. See the Consolidated Statements of Operations.
(8)The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%. On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.15 million of deferred financing to costs to loss on early extinguishment of debt for the three and six months ended June 30, 2021. See the Consolidated Statements of Operations.
(9)The loan is secured by a cross-collateralized and cross-defaulted first mortgage lien on an industrial property located in Warrendale, PA (the “Industrial Facility”). The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
The weighted average maturity date for the Company’s secured borrowing as of June 30, 2021 and December 31, 2020 was 4.5 years and 6.6 years, respectively.
The scheduled principal repayments of indebtedness as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Amount

2021 - Remaining	$59
2022	205
2023	82,718
2024	229
2025	241
Thereafter	32,273
Total	$115,725
Note 6. Leases
Lessor Accounting
As of June 30, 2021, all of the Company’s properties are 100% leased to the USPS with the exception of the multi-tenant Industrial Facility. Certain leases have expired and the balance expire at various dates through November 30, 2029. Certain leases contain renewal and termination options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
are operating leases with the exception of one that is a direct financing lease. The Company’s operating leases and direct financing lease are described below.
Rental income related to the Company’s leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses, including real estate taxes. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under the new leasing standard. As a result, rental income and tenant reimbursements were aggregated into a single line within rental revenues in the consolidated statement of operations.
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fixed payments	$7,823	$4,640	$15,168	$8,941
Variable payments	1,154	653	2,296	1,254
	$8,977	$5,293	$17,464	$10,195
Future minimum lease payments to be received as of June 30, 2021 under non-cancellable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,	Amount (1)
(in thousands)
2021 - Remaining (2)(3)	$15,210
2022	29,129
2023	26,675
2024	23,535
2025	17,547
Thereafter	18,600
Total	$130,696
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of June 30, 2021, the leases at 18 of the Company’s properties were expired, and the USPS was occupying such properties as a holdover tenant. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)The Company has received notice on one property which the USPS intends to vacate at the end of August 2021.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Direct Financing Lease
As of June 30, 2021 and December 31, 2020, the Company has one direct financing lease agreement related to one of its postal properties. The components of the Company’s net investment in financing lease as of June 30, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	As of June 30, 2021	As of December 31, 2020

Total minimum lease payment receivable	$987	$1,010
Less: unearned income	(475)	(495)
Investment in financing lease, net	$512	$515
Future lease payments to be received under the Company’s direct financing lease as of June 30, 2021 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
(in thousands)
2021 – Remaining	$22
2022	46
2023	46
2024	46
2025	46
Thereafter	781
Total	$987
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
As of June 30, 2021, these leases had remaining terms, including renewal options, of 3 to 36 years and a weighted average remaining lease term of 20.3 years. Operating right-of-use assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” in the Consolidated Balance Sheets as follows (in thousands):

As of June 30, 2021
Right-of-use asset – operating leases	$1,124
Lease liability – operating leases	$1,155
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating lease expense for each of the three and six months ended June 30, 2021 and 2020 was $0.06 million and $0.1 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2021 for the next five years and thereafter are as follows (in thousands):

2021 — Remaining	$112
2022	227
2023	233
2024	109
2025	35
Thereafter	1,171
Total future minimum lease payments	1,887
Interest discount	(732)
Total	$1,155
Future minimum ground lease payments under ASC 840 as of December 31, 2020 were as follows ( in thousands):

Year Ending December 31,	Amount
2021	$24
2022	24
2023	24
2024	24
2025	26
Thereafter	1,155
Total	$1,277
Future minimum office lease payments under ASC 840 as of December 31, 2020 were as follows ( in thousands):

Year Ending December 31,	Amount
2021	$189
2022	195
2023	200
2024	76
Total	$660
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) pandemic which has been ongoing. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenant and operating results. For the six months ended June 30, 2021, the Company received 100% of its rents and the Company believes there was no material impact caused by COVID-19 on the Company.
Note 7. Income Taxes
TRS
In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For the three and six months ended June 30, 2021, income tax expense related to

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
PRM was $0.03 million and $0.04 million, respectively. For the three and six months ended June 30, 2020, income tax expense related to PRM was $0.02 million and $0.03 million, respectively.
Other
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
As of June 30, 2021 and December 31, 2020, the Company had unrecognized tax benefits of $0.5 million and $0.4 million, respectively, which is inclusive of interest and penalties and a corresponding indemnification asset which is recorded in prepaid expenses and other assets on the Consolidated Balance Sheets.
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
Note 8. Related Party Transactions
Management Fee Income
PRM recognized management fee income of $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, from various properties which were affiliated with the Company's CEO. These amounts are included in “Fee and other income” in the Consolidated Statements of Operations. Accrued management fees receivable was $0.4 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively, are included in “Rents and other receivables” in the Consolidated Balance Sheets.
Related Party Lease
On October 1, 2018, the Predecessor entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Predecessor (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on October 1, 2018 (with rent commencing on January 1, 2019) and was set to expire on September 30, 2023. In connection with the IPO, the Office Lease was terminated. On May 17, 2019, the Company entered into a new lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “New Lease”). Pursuant to the New Lease, the monthly rent is $15,000 subject to escalations. The term of the New Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the office lease for the three and six months ended June 30, 2021 was $0.05 million and $0.1 million, respectively, and for the three and six months ended June 30, 2020 was $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations. The Company determined this lease was an operating lease. For further detail see Note 6 – Leases.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Guarantees
Mr. Spodek, the Company’s CEO, has personally guaranteed the Company’s loans with First Oklahoma Bank that were obtained prior to 2020 and Vision Bank, totaling $2.6 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively. As a guarantor, Mr. Spodek’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 9. Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Numerator for earnings per share – basic and diluted:
Net income (loss) attributable to common stockholders	$671	$(151)	$772	$(829)
Less: Income attributable to participating securities	(179)	(89)	(324)	(161)
Numerator for earnings per share — basic and diluted	$492	$(240)	$448	$(990)

Denominator for earnings per share – basic and diluted (1)	13,081,018	5,205,153	12,766,791	5,189,900
Basic and diluted earnings per share	$0.04	$(0.05)	$0.04	$(0.19)
Explanatory Notes:
(1) OP Units and LTIP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.
Note 10. Stockholder’s Equity
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
ATM Program
On December 14, 2020, the Company entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s Class A common stock having an aggregate sales price of up to $50.0 million. On May 14, 2021, the Company delivered to D.A. Davidson a notice of termination of the open market sale agreement with D.A. Davidson, which termination became effective May 14, 2021.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the activity under the ATM Program for the period presented (dollars in thousands, except per share amounts). There was no activity under the ATM Program for the three months ended March 31, 2021. As of June 30, 2021, the Company had approximately $43.6 million remaining that may be issued under the ATM Program.

Three Months Ended June 30, 2021
Shares issued	319,702
Gross proceeds	$6,400
Fees and issuance costs	347
Net proceeds	$6,053

Average gross sales price per share	$20.02
Dividends
During the three and six months ended June 30, 2021, the Board of Directors approved and the Company declared and paid dividends of $3.6 million and $7.2 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.22 per share and $0.4375 per share, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
January 29, 2021	February 12, 2021	February 26, 2021	$0.2175
April 30, 2021	May 14, 2021	May 28, 2021	$0.2200
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the six months ended June 30, 2021, the Company issued 137,259 LTIP Units in February 2021 to the Company’s CEO for his 2020 incentive bonus, his election to defer 100% of his 2021 annual salary and for long term incentive compensation and issued 28,997 LTIP Units in June 2021 to the Board of Directors for their annual retainers as compensation for their services as directors.
As of June 30, 2021 and December 31, 2020, non-controlling interests consisted of 3,122,312 OP Units and 375,265 LTIP Units and 2,640,795 OP Units and 209,009 LTIP Units, respectively. This represented approximately 20.3% and 23.1% of the outstanding Operating Partnership units as of June 30, 2021 and December 31, 2020, respectively. Operating Partnership units and shares of common stock generally have the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, in shares of the Class A common stock, on a one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A common stock that were authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Plan to increase the total number of shares of Class A common stock that may be issued under the Plan from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. On April 27, 2021, the Board of Directors further amended the Plan to provide for an automatic increase annually in the number of shares of Class A common stock available for

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
issuance under the Plan (the “Plan Pool”), allowing the Plan Pool to equal to 10% of the Company’s fully diluted shares (including securities convertible into shares of the Class A common stock) outstanding on the last day of the immediately preceding fiscal year. The stockholders approved such amendment on June 18, 2021. As of June 30, 2021, the remaining shares available under the Plan for future issuance was 506,346. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of restricted stock, LTIP Units and RSUs. The balance as of June 30, 2021 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2021	218,613	209,008	62,096	489,717	$15.33
Granted	156,754	166,256	76,828	399,838	$15.19
Vesting of restricted shares (5)	(68,589)	—	—	(68,589)	$16.59
Forfeited	(700)	—	—	(700)	$16.60
Outstanding, as of June 30, 2021	306,078	375,264	138,924	820,266	$15.70
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company’s officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to the Company’s directors vest over three years.
(3)Includes 346,268 LTIP Units to the Company’s CEO that vest over eight years and 28,997 LTIP Units to the Company's independent directors that vest over three years or cliff vest at the end of three years.
(4)During the six months ended June 30, 2021, 46,714 RSUs was granted to certain officers and employees of the Company subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2023. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 26,997 time-based RSUs issued for 2020 incentive bonuses to certain employees that vested fully on February 11, 2021, the date of grant, and 3,117 time-based RSUs granted to an employee for their election to defer a portion of their 2021 salary that will vest on December 31, 2021. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 34,566 of restricted shares that vested and 12,197 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
During the three months ended June 30, 2021 and 2020, the Company recognized compensation expense of $0.8 million and $0.5 million, respectively, related to all awards. During the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $1.9 million and $1.2 million, respectively, related to all awards.
As of June 30, 2021, there was $9.9 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.8 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Class A common stock at a

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of June 30, 2021 and December 31, 2020, 11,176 and 7,189 shares have been issued under the ESPP since commencement, respectively. During each of the three months ended June 30, 2021 and 2020, the Company recognized compensation expense of $0.01 million. During the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $0.02 million and $0.01 million, respectively.
Note 11. Commitments and Contingencies
As of June 30, 2021, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.
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
Note 12. Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued.
On July 26, 2021, the Company’s Board of Directors approved, and the Company declared a second quarter common stock dividend of $0.2225 per share which is payable on August 27, 2021 to stockholders of record as August 13, 2021.
On August 3, 2021, the Company amended its loan with the First Oklahoma Bank to reduce its interest rate to 3.625% fixed for five years then adjusting annually to Prime with a minimum annual rate of 3.625%.

On August 9, 2021, the Company terminated the 2019 Credit Facility and entered into the 2021 Credit Facilities, which include a $150.0 million senior unsecured revolving credit facility (the “Revolving Facility”) and a $50.0 million senior unsecured term loan facility (the “Term Loan”). The 2021 Credit Facilities include an accordion feature which will permit the Company to borrow up to an additional $150.0 million under the Revolving Facility and up to an additional $50.0 million under the Term Loan, in each case subject to customary terms and conditions. The Revolving Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the Term Loan matures in January 2027. Borrowings under the 2021 Credit Facilities carry an interest rate of, (i) in the case of the Revolving Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or LIBOR plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Facility. The 2021 Credit Facilities contain a number of customary financial and non-financial covenants. As of August 11, 2021, management of the Company believed that the Company was in compliance with all of the financial and non-financial covenants contained in the 2021 Credit Facilities. In addition, on August 9, 2021, the Company entered into an interest rate swap that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. The interest rate swap initially applied to the $50.0 million Term Loan, fixing the interest rate for the Term Loan at 2.291% as of the date of this report.
As of the date of this report, the Company had $92.5 million drawn on the 2021 Credit Facilities, with $50.0 million drawn on the Term Loan and $42.5 million drawn on the Revolving Facility.
As of August 11, 2021, the Company closed on the acquisitions of 37 postal properties for approximately $12.1 million, excluding closing costs, during the period subsequent to June 30, 2021, some of which include OP Units as part of the consideration.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of August 11, 2021, the Company had entered into definitive agreements to acquire 25 postal properties for approximately $7.4 million, some of which include OP Units as part of the consideration. The majority of these transactions are anticipated to close during the third and fourth quarters of 2021, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•change in the status of the United States Postal Service (“USPS”) as an independent agency of the executive branch of the U.S. federal government;
•change in the demand for postal services delivered by the USPS;
•the solvency and financial health of the USPS;
•defaults on, early terminations of or non-renewal of leases by the USPS;
•the competitive market in which we operate;
•changes in the availability of acquisition opportunities;
•our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;
•our failure to successfully operate developed and acquired properties;
•adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•decreased rental rates or increased vacancy rates;
•change in our business, financing or investment strategy or the markets in which we operate;
•fluctuations in mortgage rates and increased operating costs;
•changes in the method pursuant to which reference rates are determined and the elimination of the London Interbank Offered Rate (“LIBOR”) after June 2023;
•general economic conditions;
•financial market fluctuations;
•our failure to generate sufficient cash flows to service our outstanding indebtedness;
•our failure to obtain necessary outside financing on favorable terms or at all;
•failure to hedge effectively against interest rate changes;
•our reliance on key personnel whose continued service is not guaranteed;
•the outcome of claims and litigation involving or affecting us;
•changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of real estate investment trusts (“REITs”) in general;
•operations through joint ventures and reliance on or disputes with co-venturers;
•cybersecurity threats;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;
•lack or insufficient amounts of insurance;
•limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify or maintain such status;
•public health threats such as the coronavirus (COVID-19) pandemic; and
•our ability to come to an agreement with the USPS regarding new leases.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, you should carefully review and consider (i) the information contained under Item 1A titled “Risk Factors” herein and in our Annual Report on Form 10-K and (ii) such similar information as may be contained in our other reports and filings that we make with the Securities and Exchange Commission (the “SEC”).

Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions (the “Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the six months ended June 30, 2021, we acquired 125 postal properties leased to the USPS for approximately $57.5 million, including closing costs. As of June 30, 2021, our portfolio consists of 852 owned postal properties, located in 49 states and comprising approximately 3.6 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of June 30, 2021, we owned approximately 79.7% of our outstanding common units of limited partnership interest in our Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”), including long term incentive units of our Operating Partnership (each, a “LTIP Unit” and collectively, the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program and Follow-on Offering
On December 14, 2020, we entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. ("D.A. Davidson"), pursuant to which we may offer and sell, from time to time, shares our Class A common stock having an aggregate sales price of up to $50.0 million. On May 14, 2021, we delivered to D.A. Davidson a notice of termination of the open market sale agreement with D.A. Davidson, which termination became effective May 14, 2021. 319,702 shares were issued under the ATM Program during the six months ended June 30, 2021. As of June 30, 2021, we had approximately $43.6 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of June 30, 2021, we owned a portfolio of 852 postal properties located in 49 states leased primarily to the USPS. For the six months ended June 30, 2021, 18.9% of our total of rental income was concentrated in Pennsylvania. Such geographical concentration could expose us to certain downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material changes in the current payments programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.
Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our short taxable year ending December 31, 2019. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.
Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’s financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits. While the USPS has undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, including those outlined in its ten-year plan entitled Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures being taken to prevent its spread also continue to have a material and unpredictable effect on the USPS’ operations and liquidity, including volatility in demand for mail services, significant changes in the mix of mail and packages processed through the USPS’ network and significant additional operating expenses caused by pandemic-related disruptions. Further, although the USPS received a $10.0 billion loan under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by Public Law 116-260, the Consolidated Appropriations Act, 2021, there can be no assurances that this financing will be sufficient to sustain USPS operations in light of current shortfalls. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by Postal Realty Management TRS, LLC (“PRM”), our taxable REIT subsidiary (“TRS”). Rental income represents the lease revenue recognized under leases with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by the USPS under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other income principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and is a percentage of the lease revenue for the managed properties. As of June 30, 2021, properties leased to our tenants had an average remaining lease term of approximately 4.0 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’s current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
Operating Expenses
We lease our properties primarily to the USPS. The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, routine maintenance and the reimbursement of property taxes and the landlord is responsible for insurance and roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” below for further discussion.
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
General and Administrative
General and administrative expense represents personnel costs, professional fees, legal fees, insurance, consulting fees, portfolio servicing costs and other expenses related to corporate governance, filing reports with the SEC and the New York Stock Exchange, and other compliance matters. While we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.
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
Indebtedness and Interest Expense

On September 27, 2019, we entered into a credit agreement, as amended (the “2019 Credit Agreement”), which provided for a senior revolving credit facility (the “2019 Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and, subject to customary conditions, the option to increase the aggregate lending commitments under the agreement by up to $100.0 million (the “Accordion Feature”). On January 30, 2020, we amended the 2019 Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the 2019 Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, we further amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to consolidated tangible net worth. On November 24, 2020, we amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases to parties other than the USPS at a real property subject to certain limitations. On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility (together, the “2021 Credit Facilities”). In connection with entering into the 2021 Credit Facilities, we terminated the 2019 Credit Facility and paid off the outstanding loans thereunder.
We intend to use the 2021 Credit Facilities for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. We amortize on a non-cash basis the deferred financing costs associated with its debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.
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
Lease Renewal
As of August 10, 2021, the leases at 28 of our properties were expired and the USPS was occupying such properties as a holdover tenant, representing approximately 59,000 net leasable interior square feet and $0.6 million in annual contractual rental revenue. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.
As of the date of this report, we agreed in letters of intent to preliminary terms on rental rates for 59 properties that had expired or were scheduled to expire in 2021. However, we had not entered into any definitive documentation with respect to the rental rates or leases for the 28 properties at which the USPS is a holdover tenant, and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.
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

Results of Operations
Comparison of the three months ended June 30, 2021 and June 30, 2020

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Rental income	$8,977	$5,293	$3,684	69.6%
Fee and other income	551	312	239	76.6%
Total revenues	9,528	5,605	3,923	70.0%

Operating expenses
Real estate taxes	1,163	697	466	66.9%
Property operating expenses	815	394	421	106.9%
General and administrative	2,716	1,917	799	41.7%
Depreciation and amortization	3,219	2,162	1,057	48.9%
Total operating expenses	7,913	5,170	2,743	53.1%

Income from operations	1,615	435	1,180	271.3%

Interest expense, net
Contractual interest expense	(621)	(546)	(75)	13.7%
Write-off and amortization of deferred financing fees	(145)	(115)	(30)	26.1%
Interest income	1	1	0	0.0%
Total interest expense, net	(765)	(660)	(105)	15.9%

Income (loss) before income tax expense	850	(225)	1,075	(477.8)%
Income tax expense	(27)	(5)	(22)	440.0%
Net income (loss)	$823	$(230)	$1,053	(457.8)%

Revenues
Total revenues increased by $3.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in revenue is attributable to the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased $3.7 million quarter over quarter primarily due to full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Fee and other income. Other revenue increased by $0.2 million to $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher management fee and miscellaneous income.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Property operating expenses – Property operating expenses increased by $0.4 million to $0.8 million for June 30, 2021 from $0.4 million for the three months ended June 30, 2020. Property management expenses are included within property operating expenses and increased by $0.1 million to $0.3 million for the three months ended June 30, 2021 from $0.2 million for the three months ended June 30, 2020. The remainder of the increase of $0.3 million is related to expenses for repairs and maintenance and insurance in connection with the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
General and administrative – General and administrative expenses increased by $0.8 million to $2.7 million for the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020, primarily due to higher equity-based compensation expense related to awards that have been granted throughout 2020 and 2021.
Depreciation and amortization – Depreciation and amortization expense increased by $1.1 million to $3.2 million for the three months ended June 30, 2021 from $2.2 million for three months ended June 30, 2020, and is primarily related to the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Total Interest Expense, Net
During the three months ended June 30, 2021, we incurred total interest expense, net of $0.8 million compared to $0.7 million for the three months ended June 30, 2020. The increase in interest expense is primarily related to higher amount of borrowings under the 2019 Credit Facility.
Income Tax Expense
    During the three months ended June 30, 2021, income tax expense increased by $0.02 million to $0.03 million from $0.01 million for the three months ended June 30, 2020 and was primarily attributable to an increase in income tax expense related to PRM for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2021 and June 30, 2020

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Rental income	$17,464	$10,195	$7,269	71.3%
Fee and other income	929	607	322	53.0%
Total revenues	18,393	10,802	7,591	70.3%

Operating expenses
Real estate taxes	2,252	1,339	913	68.2%
Property operating expenses	1,725	801	924	115.4%
General and administrative	5,285	4,218	1,067	25.3%
Depreciation and amortization	6,388	4,197	2,191	52.2%
Total operating expenses	15,650	10,555	5,095	48.3%

Income from operations	2,743	247	2,496	1,010.5%

Interest expense, net
Contractual interest expense	(1,266)	(1,273)	7	(0.5)%
Write-off and amortization of deferred financing fees	(290)	(220)	(70)	31.8%
Loss on early extinguishment of debt	(202)	—	(202)	100.0%
Interest income	1	1	0	0.0%
Total interest expense, net	(1,757)	(1,492)	(265)	17.8%

Income (loss) before income tax expense	986	(1,245)	2,231	(179.2)%
Income tax expense	(38)	(15)	(23)	153.3%
Net income (loss)	$948	$(1,260)	$2,208	(175.2)%

Revenues
Total revenues increased by $7.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in revenue is attributable to the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased $7.3 million primarily due to the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Fee and other income. Other revenue increased by $0.3 million to $0.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a higher management fee and miscellaneous income.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Property operating expenses – Property operating expenses increased by $0.9 million to $1.7 million for the six months ended June 30, 2021 from $0.8 million for the six months ended June 30, 2020. Property management expenses are included within property operating expenses and increased by $0.3 million to $0.7 million for the six months ended June 30, 2021 from $0.4 million for the six months ended June 30, 2020. The remainder of the increase of $0.6 million is related to expenses for repairs and maintenance and insurance in connection with the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
General and administrative – General and administrative expenses increased by $1.1 million to $5.3 million for the six months ended June 30, 2021 from $4.2 million for the six months ended June 30, 2020, primarily due to higher equity-based compensation expense related to awards that have been granted throughout 2020 and 2021.
Depreciation and amortization – Depreciation and amortization expense increased by $2.2 million to $6.4 million for the six months ended June 30, 2021 from $4.2 million for the six months ended June 30, 2020, and is primarily related to the full impact of the 261 properties that we acquired in 2020 and the 125 properties that we acquired during the six months ended June 30, 2021.
Total Interest Expense, Net
During the six months ended June 30, 2021, we incurred total interest expense, net of $1.8 million compared to $1.5 million for the six months ended June 30, 2020. The increase in interest expense is primarily related to the loss on early extinguishment of debt of $0.2 million incurred in connection with the pay down of two mortgage financings during the six months ended June 30, 2021.
Income Tax Expense
During the six months ended June 30, 2021, income tax expense increased by $0.02 million to $0.03 million from $0.01 million for the six months ended June 30, 2020 and was primarily attributable to an increase in expense related to PRM for the six months ended June 30, 2021.
Cash Flows
Comparison of the six months ended June 30, 2021 and the six months ended June 30, 2020
We had $4.9 million of cash and $1.2 million of escrows and reserves as of June 30, 2021 compared to $4.9 million of cash and $0.7 million of escrows and reserves as of June 30, 2020.
Cash flow from operating activities – Net cash provided by operating activities increased by $5.2 million to $8.4 million for the six months ended June 30, 2021 compared to $3.2 million for the same period in 2020. The increase is primarily due to the addition of postal properties that were acquired in 2020 and the six months ended June 30, 2021, all of which have generated additional rental income and related changes in working capital.
Cash flow to investing activities – Net cash used in investing activities increased by $13.7 million to $48.0 million for the six months ended June 30, 2021 compared to $34.3 million for the same period in 2020. The increase was related to the purchase of postal properties that were acquired during the six months ended June 30, 2021.
Cash flow from financing activities – Net cash provided by financing activities increased by $19.0 million to $42.5 million for the six months ended June 30, 2021 compared to $23.5 million provided by the same period in 2020. The increase was primarily related to proceeds received from our January Follow-on Offering and ATM Program offset by the pay down of two mortgage financings, reduced net borrowings on our 2019 Credit Facility during the six months ended June 30, 2021 and an increase in payment of dividends.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $4.9 million of cash and $1.2 million of escrows and reserves as of June 30, 2021.
As of June 30, 2021, we had $82.5 million outstanding under the 2019 Credit Facility. On January 30, 2020, we exercised the Accordion Feature to increase permitted borrowings to $150.0 million from $100.0 million subject to the borrowing base properties identified therein remaining unencumbered and subject to an executed lease. On June 25, 2020, we further amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to consolidated tangible net worth. On November 24, 2020, we amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases other than the USPS at a real property subject to certain limitations.

On August 9, 2021, we entered into the 2021 Credit Facilities with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., People’s United Bank, National Association, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the 2021 Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. In connection with entering into the 2021 Credit Facilities, we terminated the 2019 Credit Facility and paid off the outstanding loans thereunder. The 2021 Credit Facilities include an accordion feature which will permit us to borrow up to an additional $150.0 million under the Revolving Facility and up to an additional $50.0 million under the Term Loan, in each case subject to customary terms and conditions. The Revolving Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the Term Loan matures in January 2027. Borrowings under the 2021 Credit Facilities carry an interest rate of, (i) in the case of the Revolving Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or LIBOR plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Facility.

The 2021 Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contains customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The 2021 Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The 2021 Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the 2021 Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of August 11, 2021, management believed that we were in compliance with all of the financial and non-financial covenants contained in the 2021 Credit Facilities.

In addition, on August 9, 2021, we entered into an interest rate swap that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. The interest rate swap initially applied to the $50.0 million Term Loan, fixing the interest rate for the Term Loan at 2.291%.

On March 5, 2021, the Financial Conduct Authority announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The 2021 Credit Facilities provide that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the 2021 Credit Facilities with a new benchmark rate, with such adjustments as set forth in the 2021 Credit Facilities. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under the 2021 Credit Facilities and the potential issuance of securities.
Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness including the 2021 Credit Facilities and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using the 2021 Credit Facilities pending permanent property-level financing.
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
Consolidated Indebtedness
As of June 30, 2021, we had approximately $115.7 million of outstanding consolidated principal indebtedness. The following table sets forth information as of June 30, 2021 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of June 30, 2021	Interest Rate at June 30, 2021	Maturity Date
2019 Credit Facility(1)	$82,500	LIBOR+170bps (2)	September 2023
Vision Bank(3)	1,425	4.00%	September 2036
First Oklahoma Bank(4)	357	4.50%	December 2037
Vision Bank – 2018(5)	852	5.00%	January 2038
Seller Financing(6)	366	6.00%	January 2025
AIG – December 2020(7)	30,225	2.80%	January 2031
Total Principal	$115,725
Explanatory Notes:
(1)The 2019 Credit Agreement provides for revolving commitments in an aggregate principal amount of $100.0 million with Accordion Feature that permits us to borrow up to an additional $100.0 million for an aggregate total of $200.0 million, subject to customary terms and conditions, and a maturity date of September 27, 2023. On January 30, 2020, we amended the 2019 Credit Agreement in order to exercise a portion of the Accordion Feature to increase the maximum amount available under the 2019 Credit Facility to $150.0 million, subject to the borrowing base properties identified therein remaining unencumbered and subject to an enforceable lease. On June 25, 2020, we further amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to increase available capacity, as well as the restrictive covenant pertaining to consolidated tangible net worth. On November 24, 2020, we further amended the 2019 Credit Agreement to revise, among other items, certain definitions and borrowing base calculations to allow leases to parties other than the USPS as a real property subject to certain limitations. On August 9, 2021, in connection with entering into the 2021 Credit Facilities, we terminated the 2019 Credit Facility and paid off the outstanding loans thereunder.
The interest rates applicable to loans under the 2019 Credit Facility were, at our option, equal to either a base rate plus a margin ranging from 0.7% to 1.4% per annum or LIBOR plus a margin ranging from 1.7% to 2.4% per annum, each based on a consolidated leverage ratio. In addition, we paid, for the period through and including the three months ended March 31, 2020, an unused facility fee on the revolving commitments under the 2019 Credit Facility of 0.75% per annum for the first $100 million and 0.25% per annum for the portion of revolving commitments exceeding $100.0 million, and, for the period thereafter, an unused facility fee of 0.25% per annum for the aggregate unused revolving commitments, with both periods utilizing calculations of daily unused commitments under the 2019 Credit Facility.
During the three and six months ended June 30, 2021, we incurred $0.05 million and $0.1 million, respectively, of unused facility fees related to the 2019 Credit Facility. During the three and six months ended June 30, 2020, we incurred $0.1 million and $0.2 million, respectively, of unused facility fees related to the 2019 Credit Facility. As of June 30, 2021, we were in compliance with all of the 2019 Credit Facility’s debt covenants.

(2)As of June 30, 2021, the one-month LIBOR rate was 0.10%.
(3)Five properties are collateralized under this loan with Mr. Spodek as the guarantor. On September 8, 2021 and every five years thereafter, the interest rate will reset at a variable annual rate of Wall Street Journal Prime Rate (“Prime”) + 0.5%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. Interest rate resets on December 31, 2022 to Prime + 0.25%. On August 3, 2021, we amended the loan with First Oklahoma Bank to reduce its interest rate to 3.625% fixed for five years then adjusting annually to Prime with a minimum annual rate of 3.625%.
(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. Interest rate resets on January 31, 2023 to Prime + 0.5%.
(6)In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)The loan is secured by a cross-collateralized and cross-defaulted first mortgage lien on the industrial property located in Warrendale, PA. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
Secured Borrowings as of June 30, 2021
As of June 30, 2021, we had approximately $33.2 million of secured borrowings outstanding, all of which is fixed rate debt with a weighted average interest rate of 2.96% per annum. During the six months ended June 30, 2021, we repaid two mortgage loans in the aggregate amount of $13.7 million. On August 3, 2021, we also amended the secured loan with First Oklahoma Bank to reduce its interest rate to 3.625% fixed for five years then adjusting annually to Prime with a minimum annual rate of 3.625%.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months and six months ended June 30, 2021, we paid cash dividends of $0.22 per share and $0.4375 per share, respectively. On July 26, 2021, our Board of Directors approved and we declared a second quarter common stock dividend of $0.2225 per share which will be paid on August 27, 2021 to stockholders of record on August 13, 2021.
Subsequent Real Estate Acquisitions
Subsequent to June 30, 2021, we have acquired 37 postal properties in individual or small portfolio transactions for an aggregate of approximately $12.1 million, excluding closing costs, some of which include OP Units as part of the consideration.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of June 30, 2021, our indebtedness was approximately $115.7 million, consisting of approximately $82.5 million of variable-rate debt and approximately $33.2 million of fixed rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $0.4 million on an annualized basis.

Subject to maintaining our status as a REIT for federal income tax purposes, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity. On August 9, 2021, in connection with entering into the 2021 Credit Facilities (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Analysis of Liquidity and Capital Resources”), we entered into an interest rate swap that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes. We may utilize swap arrangements in the future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Exhibit Description

10.1	Indemnification Agreement, dated as of January 1, 2021, by and between the Company and Robert B. Klein.*
10.2
Amendment No. 2 to the Postal Realty Trust, Inc. 2019 Equity Incentive Plan, effective as of June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

POSTAL REALTY TRUST, INC.

Date: August 12, 2021	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer
(Principal Financial Officer)