Form 10-Q
period 2021-09-30
Postal Realty Trust, Inc.
filed 2021-11-12
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of November 11, 2021, the registrant had 13,681,920 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$58,441	$46,303
Building and improvements	256,562	196,340
Tenant improvements	5,245	4,428
Total real estate properties, at cost	320,248	247,071
Less: Accumulated depreciation	(18,753)	(13,215)
Total real estate properties, net	301,495	233,856
Investment in financing lease, net	511	515
Total investments	302,006	234,371
Cash	3,997	2,212
Rent and other receivables	3,945	3,521
Prepaid expenses and other assets, net	5,777	4,434
Escrows and reserves	929	1,059
Deferred rent receivable	507	216
In-place lease intangibles, net	14,264	13,022
Above market leases, net	140	50
Total Assets	$331,565	$258,885

Liabilities and Equity
Liabilities:
Term loan, net	$49,328	$—
Revolving credit facility borrowings	44,500	78,000
Secured borrowings, net	32,989	46,629
Accounts payable, accrued expenses and other	7,592	5,891
Below market leases, net	8,738	8,726
Total Liabilities	143,147	139,246

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 13,682,076 and 9,437,197 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	137	95
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	163,314	100,812
Accumulated other comprehensive income	310	—
Accumulated deficit	(16,533)	(8,917)
Total Stockholders’ Equity	147,228	91,990
Operating Partnership unitholders’ non-controlling interests	41,190	27,649
Total Equity	188,418	119,639
Total Liabilities and Equity	$331,565	$258,885
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$10,204	$6,014	$27,668	$16,209
Fee and other	325	276	1,137	817
Total revenues	10,529	6,290	28,805	17,026

Operating expenses:
Real estate taxes	1,625	798	3,877	2,137
Property operating expenses	983	461	2,708	1,261
General and administrative	2,596	2,027	7,881	6,246
Depreciation and amortization	3,743	2,394	10,131	6,591
Total operating expenses	8,947	5,680	24,597	16,235

Income from operations	1,582	610	4,208	791

Other income	159	7	276	73

Interest expense, net:
Contractual interest expense	(734)	(484)	(2,000)	(1,757)
Write-off and amortization of deferred financing fees	(295)	(124)	(585)	(344)
Loss on early extinguishment of debt	—	—	(202)	—
Interest income	1	1	2	2
Total interest expense, net	(1,028)	(607)	(2,785)	(2,099)

Income (loss) before income tax expense	713	10	1,699	(1,235)
Income tax expense	(37)	(30)	(75)	(45)

Net income (loss)	676	(20)	1,624	(1,280)
Net (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	(145)	5	(320)	436

Net income (loss) attributable to common stockholders	$531	$(15)	$1,304	$(844)

Net income (loss) per share:
Basic and Diluted	$0.03	$(0.01)	$0.06	$(0.18)

Weighted average common shares outstanding:
Basic and Diluted	13,413,132	8,425,708	13,044,340	6,276,145

Comprehensive income (loss):
Net income (loss)	$676	$(20)	$1,624	$(1,280)
Unrealized gain on financial instrument	394	—	394	—
Comprehensive income (loss)	1,070	(20)	2,018	(1,280)
Comprehensive (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	(229)	5	(404)	436
Comprehensive income (loss) attributable to common stockholders	$841	$(15)	$1,614	$(844)

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance - December 31, 2019	5,313,110		$53	$51,396	$—	$(2,576)	$48,873	$20,950	$69,823
Issuance of OP Units in connection with a transaction	—		—	—	—	—	—	7,922	7,922
Issuance and amortization of equity-based compensation	103,463		1	519	—	—	520	185	705
Issuance and amortization under ESPP	3,538		—	53	—	—	53	—	53
Dividends declared ($0.17 per share)	—		—	—	—	(923)	(923)	(478)	(1,401)
Net loss	—		—	—	—	(677)	(677)	(352)	(1,029)
Reallocation of non-controlling interest	—		—	2,219	—	—	2,219	(2,219)	—
Balance - March 31, 2020	5,420,111		$54	$54,187	$—	$(4,176)	$50,065	$26,008	$76,073
Issuance and amortization of equity-based compensation	42,297		—	351	—	—	351	181	532
Amortization under ESPP	—		—	2	—	—	2	—	2
Restricted stock withholdings	(11,342)		—	(182)	—	—	(182)	—	(182)
Dividends declared ($0.20 per share)	—		—	—	—	(1,089)	(1,089)	(566)	(1,655)
Net loss	—		—	—	—	(151)	(151)	(79)	(230)
Reallocation of non-controlling interest	—		—	(6)	—	—	(6)	6	—
Balance – June 30, 2020	5,451,066		$54	$54,352	$—	$(5,416)	$48,990	$25,550	$74,540
Net proceeds from sale of common stock	4,021,840		40	48,500	—	—	48,540	—	48,540
Issuance and amortization of equity-based compensation	—		—	367	—	—	367	191	558
Issuance and amortization under ESPP	3,651		1	61	—	—	62	—	62
Dividends declared ($0.205 per share)	—	0	—	—	—	(1,948)	(1,948)	(585)	(2,533)
Net loss	—		—	—	—	(15)	(15)	(5)	(20)
Reallocation of non-controlling interest	—		—	(2,845)	—	—	(2,845)	2,845	—
Balance - September 30, 2020	9,476,557		$95	$100,435	—	$(7,379)	93,151	$27,996	121,147

Balance - December 31, 2020	9,464,403	$95	$100,812	$—	$(8,917)	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	3,737,500	37	53,203	—	—	53,240	—	53,240
Issuance and amortization of equity-based compensation	149,121	1	885	—	—	886	230	1,116
Issuance and amortization under ESPP	3,987	—	66	—	—	66	—	66
Restricted stock withholdings	(1,291)	—	(21)	—	—	(21)	—	(21)
Dividends declared ($0.2175 per share)	—	—	—	—	(2,916)	(2,916)	(650)	(3,566)
Net income	—	—	—	—	103	103	23	126
Reallocation of non-controlling interest	—	—	(3,831)	—	—	(3,831)	3,831	—
Balance – March 31, 2021	13,353,720	$133	$151,114	$—	$(11,730)	$139,517	$31,083	$170,600
Net proceeds from sale of common stock	319,702	3	6,050	—	—	6,053	—	6,053
Issuance of OP Units in connection with transactions	—	—	—	—	—	—	9,021	9,021
Issuance and amortization of equity-based compensation	17,102	—	499	—	—	499	281	780
Amortization under ESPP	—	—	8	—	—	8	—	8
Restricted stock withholdings	(10,906)	—	(221)	—	—	(221)	—	(221)
Dividends declared ($0.22 per share)	—	—	—	—	(2,951)	(2,951)	(668)	(3,619)
Net income	—	—	—	—	671	671	152	823
Reallocation of non-controlling interest	—	—	2,611	—	—	2,611	(2,611)	—
Balance – June 30, 2021	13,679,618	$136	$160,061	$—	$(14,010)	$146,187	$37,258	$183,445
Net proceeds from sale of common stock	25,015	1	408	—	—	409	—	409
Issuance of OP Units in connection with transactions	—	—	—	—	—	—	6,480	6,480
Forfeiture and amortization of equity-based compensation	(468)	—	495	—	—	495	326	821
Issuance and amortization under ESPP	5,117	—	88	—	—	88	—	88
Dividends declared ($0.2225 per share)	—	—	—	—	(3,054)	(3,054)	(841)	(3,895)
Other comprehensive income	—	—	—	310	—	310	84	394
Net income	—	—	—	—	531	531	145	676
Reallocation of non-controlling interest	—	—	2,262	—	—	2,262	(2,262)	—
Balance – September 30, 2021	13,709,282	$137	$163,314	$310	$(16,533)	$147,228	$41,190	$188,418
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,624	$(1,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,548	3,151
Amortization of in-place intangibles	4,583	3,440
Write-off and amortization of deferred financing costs	585	344
Amortization of above/below market leases	(1,174)	(932)
Amortization of intangible liability	(13)	(7)
Equity based compensation	2,752	1,818
Loss on extinguishment of debt	202	—
Deferred rent receivable	(291)	(112)
Deferred rent expense payable	10	13
Other	47	—
Changes in assets and liabilities:
Rent and other receivables	(678)	(1,018)
Prepaid expenses and other assets	(617)	(285)
Accounts payable, accrued expenses and other	869	821
Net cash provided by operating activities	13,447	5,953

Cash flows from investing activities:
Acquisition of real estate	(60,748)	(60,145)
Investment in financing lease	—	(516)
Repayment of financing lease	4	—
Escrows for acquisition and construction deposits	(512)	(331)
Capital improvements	(1,069)	(549)
Insurance proceeds related to property damage claims	977	—
Other investing activities	(274)	(22)
Net cash used in investing activities	(61,622)	(61,563)

Cash flows from financing activities:

Proceeds from secured borrowings	—	13,674
Repayments of secured borrowings	(13,840)	(82)
Proceeds from term loan	50,000	—
Proceeds from revolving credit facility borrowings	101,000	43,500
Repayments of revolving credit facility borrowings	(134,500)	(48,500)
Proceeds from other financing activity	—	557
Repayments from other financing activity	(53)	(347)
Net proceeds from issuance of shares	59,865	48,568
Debt issuance costs	(1,296)	(768)
Proceeds from issuance of ESPP shares	126	94
Shares withheld for payment of taxes on restricted share vesting	(242)	(182)
Distributions and dividends	(11,080)	(5,589)
Other financing activities	(150)	(17)
Net cash provided by financing activities	49,830	50,908

Net increase (decrease) in Cash and Escrows and Reserves	1,655	(4,702)
Cash and Escrows and Reserves at the beginning of period	3,271	13,184
Cash and Escrow and Reserves at the end of period	4,926	$8,482
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2021, the Company held an approximately 78.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
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
As of September 30, 2021, the Company owned a portfolio of 911 properties located in 49 states. The Company’s properties are primarily leased to a single tenant, the United States Postal Service (the “USPS”).
In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 397 postal properties, which are owned by Mr. Spodek and his affiliates, his family members and their partners.

Pursuant to the Company’s articles of amendment and restatement, the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Class B common stock” or “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.
The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet, the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and the Company elected to be taxed as a REIT under the Code commencing with the Company’s short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.
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
Deferred Costs
Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the effective-interest method and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the Company’s previous revolving credit facility (the “2019 Credit Facility”), which was established under a credit agreement dated as of September 27, 2019, as amended, and terminated on August 9, 2021, and the revolving credit facility component (the "2021 Revolving Credit Facility") of the Company's existing credit facilities (the “2021 Credit Facilities”), established under a credit agreement dated as of August 9, 2021 (the “2021 Credit Agreement”), are deferred and amortized as an increase to interest expense over the terms of the 2019 Credit Facility and the 2021 Revolving Credit Facility, respectively, and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Cash	$3,997	$2,212
Escrows and reserves:
Maintenance reserve	770	696
Real estate tax reserve	114	304
ESPP reserve	45	59
Cash and escrows and reserves	$4,926	$3,271
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statements of Operations.
Fee and other primarily consists of property management fees. These fees arise from contractual agreements with entities that are affiliated with the Company’s chief executive officer (the “CEO”). Management fee income is recognized as earned under the respective agreements.
Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within investments in the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and produces a constant periodic rate of return on the investment in direct financing lease, net.
Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of September 30, 2021 and December 31, 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of September 30, 2021 and December 31, 2020 due to their short maturities.
As of September 30, 2021 and December 31, 2020, the Company had an investment in a direct financing lease with a carrying value of $0.5 million and $0.5 million, respectively, and an effective interest rate of 7.89% and 7.89%, respectively. The carrying value of the investment in a direct financing lease approximated the fair market value as of September 30, 2021 and December 31, 2020. The fair value of the Company’s direct financing lease was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).
The fair value of the Company’s borrowings under its 2019 Credit Facility and 2021 Credit Facilities approximates carrying value. The fair value of the Company’s secured borrowings aggregated approximately $33.2 million and $47.1 million as compared to the principal balance of $33.2 million and $47.0 million as of September 30, 2021 and December 31, 2020,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets, comprised of one interest rate swap derivative instrument entered into on August 9, 2021 in connection with the 2021 Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets was categorized as a Level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets. As of September 30, 2021, the fair value of the Company’s interest rate swap derivative instrument was approximately $0.4 million, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities

In accordance with ASC 815, Derivatives and Hedging, the Company records all derivative instruments on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

See Note 6. Derivatives and Hedging Activities for further details.
Impairment
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and nine months ended September 30, 2021 and 2020.
Concentration of Credit Risks
As of September 30, 2021, the Company’s properties were leased primarily to a single tenant, the USPS. For the nine months ended September 30, 2021, 18.3% of the Company’s total rental income, or $27.7 million, was concentrated in Pennsylvania. For the nine months ended September 30, 2020, no state had a concentration of rental income over 10% as a percentage of total rental income. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on the Company’s overall business results.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
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
See Note 11. Stockholder’s Equity for further details.
Insurance Accounting
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when the amount is determinable and approved by insurance company. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded in other income until the amount is determinable and approved by insurance company. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the amount is determinable and approved by insurance company.
Earnings per Share
The Company calculates net income (loss) per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock for the period beginning May 17, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 3,847,486 and 2,855,102 potential shares outstanding related to OP Units and long term incentive units of the Operating Partnership (each, an “LTIP Unit”, and collectively, the “LTIP Units”), which are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis, held by non-controlling interests as of September 30, 2021 and 2020, respectively. These OP Units and LTIP Units would not be dilutive and were not included in the diluted earnings per share for all periods presented.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Topic 842 also requires the Company to assess the probability of collecting substantially all of its rental revenue and make direct adjustments to rental revenue for operating lease receivables that are not believed to be collectible. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, the Company combined tenant reimbursements with rental income on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the period beginning with the three months ended March 31, 2021. Upon adoption of the standard, the Company’s comparative statement of operations have been reclassified to conform to the new single component presentation of rental revenues and tenant reimbursements, classified within rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
During the nine months ended September 30, 2021, the Company recorded a ROU asset and a related operating lease liability, each totaling approximately $1.2 million, related to one office lease and four ground leases. The ROU lease asset is included in “Prepaid expenses and other assets, net” and the operating lease liability is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
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
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the nine months ended September 30, 2021. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands):

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Nine Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2021
March 31, 2021	(3)	54	$3,493	$19,793	$428	$2,201	$51	$(474)	$723	$26,215
June 30, 2021	(4)	71	$5,364	$23,550	$268	$2,207	$28	$(156)	$(5)	$31,256
September 30, 2021	(5)	59	$3,333	$15,314	$147	$1,368	$32	$(581)	$24	$19,637
Total		184	$12,190	$58,657	$843	$5,776	$111	$(1,211)	$742	$77,108
Explanatory Notes:
(1)Represents an insurance receivable related to a property in a small portfolio that was destroyed by arson prior to acquisition by the Company during the three months ended March 31, 2021. The Company is in the process of rebuilding such property which remains under lease to the USPS using the insurance proceeds assigned by the seller to the Company. The insurance proceeds were received in April 2021. Also includes an intangible liability related to an unfavorable operating lease on a property during the three months ended June 30, 2021 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. During the three months ended September 30, 2021, includes a below-market ground lease intangible asset.
(2)Includes closing costs of $0.5 million for the three months ended March 31, 2021, $0.9 million for the three months ended June 30, 2021 and $0.5 million for the three months ended September 30, 2021.
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

(5)Includes the acquisition of 59 postal properties in various states in individual or portfolio transactions for a price of approximately $19.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $6.5 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the 2021 Credit Facilities and, prior to its termination, the 2019 Credit Facility.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities as a result of the application of acquisition accounting:

As of	Gross Asset (Liability)	Accumulated (Amortization) /Accretion	Net Carrying Amount
		(in thousands)
September 30, 2021:
In-place lease intangibles	$29,990	$(15,726)	$14,264
Above-market leases	196	(56)	140
Below-market leases	(13,283)	4,545	(8,738)

December 31, 2020:
In-place lease intangibles	$24,165	$(11,143)	$13,022
Above-market leases	85	(35)	50
Below-market leases	(12,076)	3,350	(8,726)
Amortization of in-place lease intangibles was $1.7 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2020, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Amortization of acquired above market leases was $8,714 and $21,432 for the three and nine months ended September 30, 2021, respectively, and $5,213 and $11,895 for the three and nine months ended September 30, 2020, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of acquired below market leases was $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2021-Remaining	$1,640	$12	$(425)
2022	4,763	45	(1,433)
2023	3,320	41	(1,232)
2024	2,292	25	(1,051)
2025	1,318	17	(875)
Thereafter	931	—	(3,722)
Total	$14,264	$140	$(8,738)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Outstanding Balance as of September 30, 2021	Outstanding Balance as of December 31, 2020	Interest Rate at September 30, 2021	Maturity Date
Revolving Credit Facility Borrowings(1):
2021 Revolving Credit Facility	$44,500	$—	LIBOR+150 bps(2)	January 2026
2019 Credit Facility	—	78,000	—	—
2021 Term Loan(1)	50,000	—	LIBOR+145 bps(2)	January 2027
Secured Borrowings:
Vision Bank(3)	1,409	1,459	3.69%	September 2041
First Oklahoma Bank(4)	353	364	3.625%	December 2037
Vision Bank – 2018(5)	844	869	3.69%	September 2041
Seller Financing(6)	366	445	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	—	4,522	4.25%	April 2040
First Oklahoma Bank – June 2020(8)	—	9,152	4.25%	June 2040
AIG – December 2020(9)	30,225	30,225	2.80%	January 2031
Total Principal	127,697	125,036
Unamortized deferred financing costs	(880)	(407)
Total Debt	$126,817	$124,629
Explanatory Notes:
(1)On September 27, 2019, the Company entered into the 2019 Credit Facility, which provided for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature that permitted the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million.

On August 9, 2021, the Company entered into the 2021 Credit Facilities, which include the 2021 Revolving Credit Facility and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). In connection with entering into the 2021 Credit Facilities, the Company terminated the 2019 Credit Facility and paid off the outstanding loans thereunder. The 2021 Credit Facilities include an accordion feature which will permit the Company to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and up to an additional $50.0 million under the 2021 Term Loan, in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the 2021 Term Loan matures in January 2027. Borrowings under the 2021 Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility. The 2021 Credit Facilities contain a number of customary financial and non-financial covenants.

In addition, on August 9, 2021, the Company entered into an interest rate swap that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. The interest rate swap initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of September 30, 2021. See Note 6. Derivatives and Hedging Activities below for further details.
During the three and nine months ended September 30, 2021, the Company incurred $0.05 million and $0.2 million, respectively, of unused facility fees related to the 2019 Credit Facility and the 2021 Revolving Credit Facility. During the three and nine months ended September 30, 2020, the Company incurred $0.1 million and $0.3 million, respectively, of

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
unused facility fees related to the 2019 Credit Facility. As of September 30, 2021, the Company was in compliance with all of the 2021 Credit Facilities’ debt covenants.
(2)As of September 30, 2021, the one-month U.S. Dollar LIBOR rate was 0.08025%.
(3)Five properties are collateralized under this loan. Mr. Spodek also provided a personal guarantee of payment for the entire outstanding amount thereunder as of December 31, 2020 and for 50% of the outstanding amount thereunder as of September 30, 2021. On September 30, 2021, the Company amended this loan to extend its maturity to September 2041 and reduce its interest rate to 3.69% fixed for five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the five year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. On July 23, 2021, the Company amended this loan to reduce its interest rate to 3.625% fixed for five years, then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate ("Prime") with a minimum annual rate of 3.625%.
(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. On September 30, 2021, the Company amended this loan to extend its maturity to September 2041 and reduce its interest rate to 3.69% fixed for five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(6)In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)In connection with the purchase of a 13-property portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which resets in November 2026 to the greater of Prime or 4.25%.  On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.06 million of deferred financing to costs to loss on early extinguishment of debt for the nine months ended September 30, 2021. See the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8)The loan is collateralized by first mortgage liens on 22 properties. Interest rates resets in January 2027 to the greater of Prime or 4.25%. On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.15 million of deferred financing to costs to loss on early extinguishment of debt for the nine months ended September 30, 2021. See the Consolidated Statements of Operations and Comprehensive Income (Loss).
(9)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, PA (the “Industrial Facility”). The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
The weighted average maturity date for the Company’s indebtedness as of September 30, 2021 and December 31, 2020 was 6.1 years and 6.6 years, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Amount

2021 - Remaining	$4
2022	100
2023	106
2024	112
2025	118
Thereafter	127,257
Total	$127,697

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 6. Derivatives and Hedging Activities

As disclosed above in Note 5. Debt, the Company entered into one interest rate swap derivative instrument on August 9, 2021 in connection with its 2021 Credit Facilities, which fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 29, 2027. The interest rate swap was initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of September 30, 2021.

The Company’s objectives in using the interest rate derivative are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swap as part of its interest rate risk management strategy. The interest rate swap is designated as a cash flow hedge, with its gain or loss recorded in “Accumulated other comprehensive income” in the Consolidated Statement of Operations and Comprehensive Income (Loss) and subsequently reclassified into interest expense as interest payments are made on the Company’s 2021 Credit Facilities. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from “Accumulated other comprehensive income” as an increase to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instrument on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2021	2020	2021	2020
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$339	$—	$339	$—
Amount of (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$(55)	$—	$(55)	$—

Interest expense, net presented in the Consolidated Statements of Operations and Comprehensive Income (Loss), in which the effects of cash flow hedges are recorded, totaled $1.0 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $2.1 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the Company does not have any derivatives in a net liability position and has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of September 30, 2021, the Company’s properties were leased primarily to the USPS. Certain leases have expired and the balance expire at various dates through September 30, 2030. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of one that is a direct financing lease.The Company’s operating leases and direct financing lease are described below.
Rental income related to the Company’s leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses, including real estate taxes. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under Topic 842. As a result, rental income and tenant reimbursements were aggregated into a single line within rental revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed payments	$8,623	$5,270	$23,791	$14,211
Variable payments	1,581	744	3,877	1,998
	$10,204	$6,014	$27,668	$16,209
Future minimum lease payments to be received as of September 30, 2021 under non-cancellable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,	Amount (1)
(in thousands)
2021 - Remaining (2)(3)	$8,029
2022	31,018
2023	28,670
2024	25,723
2025	19,688
Thereafter	23,641
Total	$136,769
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of September 30, 2021, the leases at 26 of the Company’s properties were expired, and the USPS was occupying such properties as a holdover tenant. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)The USPS vacated one property at the end of September 2021. The Company is moving forward with marketing the property for lease, though there can be no assurance as to when or on what terms the property will be leased.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Direct Financing Lease
As of September 30, 2021 and December 31, 2020, the Company has one direct financing lease agreement related to one of its postal properties. The components of the Company’s net investment in financing lease as of September 30, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	As of September 30, 2021	As of December 31, 2020

Total minimum lease payment receivable	$976	$1,010
Less: unearned income	(465)	(495)
Investment in financing lease, net	$511	$515
Future lease payments to be received under the Company’s direct financing lease as of September 30, 2021 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
(in thousands)
2021 – Remaining	$11
2022	46
2023	46
2024	46
2025	46
Thereafter	781
Total	$976
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. On January 1, 2021 the Company adopted Topic 842 and recognized ROU assets of $1.2 million and lease liabilities of $1.2 million.
As of September 30, 2021, these leases had remaining terms, including renewal options, of three to 51 years and a weighted average remaining lease term of 21.4 years. Operating ROU assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” in the Consolidated Balance Sheets as follows (in thousands):

As of September 30, 2021
ROU asset – operating leases	$1,105
Lease liability – operating leases	$1,115
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating lease expense for each of the three and nine months ended September 30, 2021 and 2020 was $0.06 million and $0.1 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2021 for the next five years and thereafter are as follows (in thousands):

2021 — Remaining	$56
2022	227
2023	233
2024	109
2025	35
Thereafter	1,179
Total future minimum lease payments	1,839
Interest discount	(724)
Total	$1,115
Future minimum ground lease payments under Topic 840 as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2021	$24
2022	24
2023	24
2024	24
2025	26
Thereafter	1,155
Total	$1,277
Future minimum office lease payments under Topic 840 as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2021	$189
2022	195
2023	200
2024	76
Total	$660
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) pandemic which has been ongoing. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenants and operating results. For the nine months ended September 30, 2021, the Company received 100% of its rents and the Company believes there was no material impact caused by COVID-19 on the Company.

Note 8. Income Taxes
TRS
In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
state corporate income tax liability for PRM. For the three and nine months ended September 30, 2021, income tax expense related to PRM was $0.02 million and $0.06 million, respectively. For the three and nine months ended September 30, 2020, income tax expense related to PRM was $0.02 million and $0.05 million, respectively.
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
As of September 30, 2021 and December 31, 2020, the Company had unrecognized tax benefits of $0.2 million and $0.4 million, respectively, which are inclusive of interest and penalties, and a corresponding indemnification asset, which is recorded in prepaid expenses and other assets on the Consolidated Balance Sheets. During the three months ended September 30, 2021, the Company reversed $0.2 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. These provisions did not result in a material impact to the Company’s taxable income or tax liabilities.
Note 9. Related Party Transactions
Management Fee Income
PRM recognized management fee income of $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, from various properties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued management fees receivable was $0.3 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively, are included in “Rents and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for the three and nine months ended September 30, 2021 were $0.05 million and $0.1 million, respectively, and for the three and nine months ended September 30, 2020 was $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company determined this Office Lease was an operating lease. For further detail see Note 7. Leases.
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
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek, the Company’s CEO, personally guaranteed a portion of or the entire amount outstanding under the Company’s loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $2.7

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
million as of September 30, 2021 and December 31, 2020, respectively. As a guarantor, Mr. Spodek’s interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator for earnings per share – basic and diluted:
Net income (loss) attributable to common stockholders	$531	$(15)	$1,304	$(844)
Less: Income attributable to participating securities	(164)	(106)	(489)	(267)
Numerator for earnings per share — basic and diluted	$367	$(121)	$815	$(1,111)

Denominator for earnings per share – basic and diluted (1)	13,413,132	8,425,708	13,044,340	6,276,145
Basic and diluted earnings per share	$0.03	$(0.01)	$0.06	$(0.18)
Explanatory Notes:
(1) OP Units and LTIP Units would not be dilutive and were not included in the computation of diluted EPS for all periods presented.
Note 11. Stockholder’s Equity
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
The following table summarizes the activity under the ATM Program for the periods presented (dollars and shares issued in thousands, except per share amounts). 344,717 shares were issued under the ATM Program during the nine months ended September 30, 2021. As of September 30, 2021, the Company had approximately $43.1 million remaining that may be issued under the ATM Program.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Shares issued	25	345
Gross proceeds	$494	$6,894
Fees and issuance costs	85	432
Net proceeds	$409	$6,462

Average gross sales price per share	$19.76	$20.00
Dividends
During the three and nine months ended September 30, 2021, the Board of Directors approved and the Company declared and paid dividends of $3.9 million and $11.1 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2225 per share and $0.6600 per share, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
January 29, 2021	February 12, 2021	February 26, 2021	$0.2175
April 30, 2021	May 14, 2021	May 28, 2021	$0.2200
July 27, 2021	August 13, 2021	August 27, 2021	$0.2225
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the nine months ended September 30, 2021, the Company issued 137,259 LTIP Units in February 2021 to the Company’s CEO for his 2020 incentive bonus, his election to defer 100% of his 2021 annual salary and for long term incentive compensation and issued 28,997 LTIP Units in June 2021 to the Board of Directors for their annual retainers as compensation for their services as directors.
As of September 30, 2021 and December 31, 2020, non-controlling interests consisted of 3,472,221 OP Units and 375,265 LTIP Units and 2,640,795 OP Units and 209,009 LTIP Units, respectively. This represented approximately 21.9% and 23.1% of the outstanding Operating Partnership units as of September 30, 2021 and December 31, 2020, respectively. Operating Partnership units and shares of common stock generally have the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash or, at the Company’s sole discretion, shares of the Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A common stock that were authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Plan to increase the total number of shares of Class A common stock that may be issued under the Plan from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. On April 27, 2021, the Board of Directors further amended the Plan to provide for an automatic increase annually in the number of shares of Class A common stock available for issuance under the Plan (the “Plan Pool”), allowing the Plan Pool to equal to 10% of the Company’s fully diluted shares (including securities convertible into shares of the Class A common stock) outstanding on the last day of the immediately preceding fiscal year. The stockholders approved such amendment on June 18, 2021. As of September 30, 2021, the remaining

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
shares available under the Plan for future issuance was 506,814. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted stock, LTIP Units and RSUs. The balance as of September 30, 2021 represents unvested shares of restricted stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	Restricted Stock Units (“RSUs”) (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2021	218,613	209,008	62,096	489,717	$15.33
Granted	156,754	166,256	76,828	399,838	$15.19
Vesting of restricted shares(5)	(58,418)	—	(10,171)	(68,589)	$16.59
Forfeited	(1,168)	—	—	(1,168)	$16.60
Outstanding, as of September 30, 2021	315,781	375,264	128,753	819,798	$15.70
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company’s officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to the Company’s independent directors vest over three years.
(3)Includes 346,268 LTIP Units to the Company’s CEO that vest over eight years and 28,997 LTIP Units to the Company's independent directors that vest over three years or cliff vest at the end of three years.
(4)During the nine months ended September 30, 2021, 46,714 RSUs were granted to certain officers and employees of the Company subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2023. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 26,997 time-based RSUs issued for 2020 incentive bonuses to certain employees that vested fully on February 11, 2021, the date of grant, and 3,117 time-based RSUs granted to an employee for their election to defer a portion of their 2021 salary that will vest on December 31, 2021. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 46,221 of restricted shares that vested and 12,197 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
During the three months ended September 30, 2021 and 2020, the Company recognized compensation expense of $0.8 million and $0.6 million, respectively, related to all awards. During the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $2.7 million and $1.8 million, respectively, related to all awards.
As of September 30, 2021, there was $9.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.5 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
common stock at the beginning of the offering period and the close of the offering period. As of September 30, 2021 and December 31, 2020, 16,293 and 7,189 shares have been issued under the ESPP since commencement, respectively. During each of the three months ended September 30, 2021 and 2020, the Company recognized compensation expense of $0.01 million. During the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $0.03 million and $0.02 million, respectively.
Note 12. Commitments and Contingencies
As of September 30, 2021, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Predecessor or the Company, as applicable, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.
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
The Company's Board of Directors approved, and on November 4, 2021, the Company declared a third quarter common stock dividend of $0.2250 per share, which is payable on November 30, 2021 to stockholders of record as of November 15, 2021.
As of the date of this report, the Company had $117.5 million drawn on the 2021 Credit Facilities, with $50.0 million drawn on the 2021 Term Loan and $67.5 million drawn on the 2021 Revolving Credit Facility.
As of November 11, 2021 and during the period subsequent to September 30, 2021, the Company closed on the acquisitions of 17 postal properties for approximately $17.9 million, excluding closing costs.
As of November 11, 2021 and during the period subsequent to September 30, 2021, the Company had entered into definitive agreements to acquire 30 postal properties for approximately $15.3 million, some of which include OP Units as part of the consideration. The majority of these transactions are anticipated to close during the fourth quarter of 2021 and the first quarter of 2022, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

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
Forward-Looking Statements
We make statements in this Quarterly Report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, acquisitions, property performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•our ability to come to an agreement with the USPS regarding new leases or lease renewals;
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
•cybersecurity threats;
•uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•exposure to liability relating to environmental and health and safety matters;
•governmental approvals, actions and initiatives, including the need for compliance with environmental requirements;
•lack or insufficient amounts of insurance;
•limitations imposed on our business in order to qualify and maintain our status as a REIT and our failure to qualify or maintain such status; and
•public health threats such as the coronavirus (COVID-19) pandemic.
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

Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions (the “Formation Transactions”). We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the nine months ended September 30, 2021, we acquired 184 postal properties leased to the USPS for approximately $77.1 million, including closing costs. As of September 30, 2021, our portfolio consists of 911 owned properties, located in 49 states and comprising approximately 3.7 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our postal properties are directly or indirectly owned. As of September 30, 2021, we owned approximately 78.1% of our outstanding common units of limited partnership interest in our Operating Partnership (each, an “OP Unit,” and collectively, the “OP Units”), including long term incentive units of our Operating Partnership (each, a “LTIP Unit,” and collectively, the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program and Follow-on Offering
On December 14, 2020, we entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. ("D.A. Davidson"), pursuant to which we may offer and sell, from time to time, shares our Class A common stock having an aggregate sales price of up to $50.0 million. On May 14, 2021, we delivered to D.A. Davidson a notice of termination of the open market sale agreement with D.A. Davidson, which termination became effective May 14, 2021. 344,717 shares were issued under the ATM Program during the nine months ended September 30, 2021. As of September 30, 2021, we had approximately $43.1 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of September 30, 2021, we owned a portfolio of 911 properties located in 49 states leased primarily to the USPS. For the nine months ended September 30, 2021, 18.3% of our total of rental income was concentrated in Pennsylvania. Such geographical concentration could expose us to certain downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material changes in the current payments programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.
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
Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits. While the USPS has undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, including those outlined in its ten-year plan entitled Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence, such as higher rates and slower deliveries for certain services, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures being taken to prevent its spread also continue to have a material and unpredictable effect on the USPS’ operations and liquidity, including volatility in demand for mail services, significant changes in the mix of mail and packages processed through the USPS’ network and significant additional operating expenses caused by pandemic-related disruptions. Further, although the USPS received a $10.0 billion loan under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by Public Law 116-260, the Consolidated Appropriations Act, 2021, there can be no assurances that this financing will be sufficient to sustain USPS operations in light of current shortfalls. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other income under the management agreements with respect to the postal properties owned by Mr. Spodek, his family members and their partners managed by Postal Realty Management TRS, LLC (“PRM”), our taxable REIT subsidiary (“TRS”). Rental income represents the lease revenue recognized under leases with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by our tenants under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other principally represent revenue PRM receives from postal properties owned by Mr. Spodek, his family members and their partners pursuant to the management agreements and is a percentage of the lease revenue for the managed properties. As of September 30, 2021, properties leased to our tenants had an average remaining lease term of approximately 4.0 years. Factors that could affect our rental income, tenant reimbursement and fee and other income in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
Operating Expenses
We lease our properties primarily to the USPS. The majority of our leases are modified double-net leases, whereby the tenant is responsible for utilities, routine maintenance and the reimbursement of property taxes and the landlord is responsible for insurance and roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” below for further discussion.
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
General and Administrative
General and administrative expense represents personnel costs, professional fees, legal fees, insurance, consulting fees, information technology costs, and other expenses related to our day-to-day activities of being a public company. While we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.
Equity-Based Compensation Expense
All equity-based compensation expense is recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) as components of general and administrative expense and property operating expenses. We issue share-based awards to align our employees’ interests with those of our investors.
Depreciation and Amortization
Depreciation and amortization expense relates primarily to depreciation on our properties and capital improvements to such properties and the amortization of certain lease intangibles.
Other Income
Other income relates primarily to insurance recoveries related to property damage claims.
Indebtedness and Interest Expense

On September 27, 2019, we entered into a credit agreement, as amended, which provided for a senior revolving credit facility (the “2019 Credit Facility”) with revolving commitments in an aggregate principal amount of $100.0 million and the option to increase the aggregate lending commitments under the agreement by up to $100.0 million.

On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "2021 Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan" and, together with the 2021 Revolving Credit Facility, the “2021 Credit Facilities”). In connection with entering into the 2021 Credit Facilities, we terminated the 2019 Credit Facility and paid off the outstanding loans thereunder.
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
Income Tax Benefit (Expense)
As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by PRM and any other TRS we form in the future will be subject to federal, state and local corporate income tax.
Lease Renewal

As of November 11, 2021, the leases at 34 of our properties, representing approximately 74,000 net leasable interior square feet and $0.7 million in annual contractual rental revenue, were expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

As of the date of this report, we renewed leases at 12 of our properties with leases that had expired or were scheduled to expire in 2021. For the rest of properties with leases that are expired or are scheduled to expire in 2021, we have entered into letters of intent on preliminary terms for rental rates; however, we had not entered into any definitive documentation with respect to these properties and there can be no guarantee that any new leases that we enter into with the USPS will reflect our expectations with respect to terms or timing.
We might not be successful in renewing the leases that are in holdover status or that are expiring, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will likely experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Results of Operations
Comparison of the three months ended September 30, 2021 and three months ended September 30, 2020

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Rental income	$10,204	$6,014	$4,190	69.7%
Fee and other	325	276	49	17.8%
Total revenues	10,529	6,290	4,239	67.4%

Operating expenses
Real estate taxes	1,625	798	827	103.6%
Property operating expenses	983	461	522	113.2%
General and administrative	2,596	2,027	569	28.1%
Depreciation and amortization	3,743	2,394	1,349	56.3%
Total operating expenses	8,947	5,680	3,267	57.5%

Income from operations	1,582	610	972	159.3%

Other income	159	7	152	2,171.4%

Interest expense, net
Contractual interest expense	(734)	(484)	(250)	51.7%
Write-off and amortization of deferred financing fees	(295)	(124)	(171)	137.9%
Interest income	1	1	0	0.0%
Total interest expense, net	(1,028)	(607)	(421)	69.4%

Income before income tax expense	713	10	703	7,030.0%
Income tax expense	(37)	(30)	(7)	23.3%
Net income (loss)	$676	$(20)	$696	(3,480.0)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $4.2 million to $10.2 million for the three months ended September 30, 2021 from $6.0 million for the three months ended September 30, 2020 due to the volume of our acquisitions.
Fee and other. Other revenue increased by $0.05 million to $0.3 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020 primarily due to higher management fees and miscellaneous income.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.8 million to $1.6 million for the three months ended September 30, 2021 from $0.8 million for the three months ended September 30, 2020 due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.5 million to $1.0 million for the three months ended September 30, 2021 from $0.5 million for the three months ended September 30, 2020. Property management expenses are included within property operating expenses and increased by $0.2 million to $0.4 million for the three months ended September 30, 2021 from $0.2 million for the three months ended September 30, 2020. The remainder of the increase of $0.3 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.
General and administrative – General and administrative expenses increased by $0.6 million to $2.6 million for the three months ended September 30, 2021 from $2.0 million for the three months ended September 30, 2020 primarily due to an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2020 and 2021.
Depreciation and amortization – Depreciation and amortization expense increased by $1.3 million to $3.7 million for the three months ended September 30, 2021 from $2.4 million for three months ended September 30, 2020 due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.2 million to $0.2 million for the three months ended September 30, 2021 from $0.01 million for the three months ended September 30, 2020, primarily due to higher insurance recoveries.
Total Interest Expense, Net
During the three months ended September 30, 2021, we incurred total interest expense, net of $1.0 million compared to $0.6 million for the three months ended September 30, 2020. The increase in interest expense is primarily related to higher amount of borrowings under the 2021 Credit Facilities, increased amortization of deferred financing costs under the 2021 Credit Facilities and the 2019 Credit Facility and a write-off of fees related to the termination of the 2019 Credit Facility.
Income Tax Expense
    During the three months ended September 30, 2021, income tax expense increased by $0.01 million to $0.04 million from $0.03 million for the three months ended September 30, 2020, primarily attributable to an increase in income tax expense related to PRM for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Rental income	$27,668	$16,209	$11,459	70.7%
Fee and other	1,137	817	320	39.2%
Total revenues	28,805	17,026	11,779	69.2%

Operating expenses
Real estate taxes	3,877	2,137	1,740	81.4%
Property operating expenses	2,708	1,261	1,447	114.8%
General and administrative	7,881	6,246	1,635	26.2%
Depreciation and amortization	10,131	6,591	3,540	53.7%
Total operating expenses	24,597	16,235	8,362	51.5%

Income from operations	4,208	791	3,417	432.0%

Other income	276	73	203	278.1%

Interest expense, net
Contractual interest expense	(2,000)	(1,757)	(243)	13.8%
Write-off and amortization of deferred financing fees	(585)	(344)	(241)	70.1%
Loss on early extinguishment of debt	(202)	—	(202)	100.0%
Interest income	2	2	0	0.0%
Total interest expense, net	(2,785)	(2,099)	(686)	32.7%

Income (loss) before income tax expense	1,699	(1,235)	2,934	(237.6)%
Income tax expense	(75)	(45)	(30)	66.7%
Net income (loss)	$1,624	$(1,280)	$2,904	(226.9)%

Revenues
Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $11.5 million to $27.7 million for the nine months ended September 30, 2021 from $16.2 million for the nine months ended September 30, 2020 due to the volume of our acquisitions.
Fee and other. Other revenue increased by $0.3 million to $1.1 million for the nine months ended September 30, 2021 from $0.8 million for the nine months ended September 30, 2020, primarily due to higher management fees and miscellaneous income.
Operating Expense
Real estate taxes – Real estate taxes increased by $1.7 million to $3.9 million for the nine months ended September 30, 2021 from $2.1 million for the nine months ended September 30, 2020 due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $1.4 million to $2.7 million for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. Property management expenses are included within property operating expenses and increased by $0.5 million to $1.1 million for the nine months ended September 30, 2021 from $0.6 million for the nine months ended September 30, 2020. The remainder of the increase of $0.9 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $1.6 million to $7.9 million for the nine months ended September 30, 2021 from $6.2 million for the nine months ended September 30, 2020 primarily due to an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2020 and 2021.
Depreciation and amortization – Depreciation and amortization expense increased by $3.5 million to $10.1 million for the nine months ended September 30, 2021 from $6.6 million for the nine months ended September 30, 2020 due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.2 million to $0.3 million for the nine months ended September 30, 2021 from $0.1 million for the nine months ended September 30, 2020, primarily due to higher insurance recoveries.
Total Interest Expense, Net
During the nine months ended September 30, 2021, we incurred total interest expense, net of $2.8 million compared to $2.1 million for the nine months ended September 30, 2020. The increase in interest expense is primarily related to the loss on early extinguishment of debt of $0.2 million incurred in connection with the pay down of two mortgage financings during the nine months ended September 30, 2021 and higher amount of borrowings under the 2021 Credit Facilities and, prior to its termination, the 2019 Credit Facility.
Income Tax Expense
During the nine months ended September 30, 2021, income tax expense increased by $0.03 to $0.08 million from $0.05 million for the nine months ended September 30, 2020, primarily attributable to an increase in expense related to PRM for the nine months ended September 30, 2021.
Cash Flows
Comparison of the nine months ended September 30, 2021 and the nine months ended September 30, 2020
We had $4.0 million of cash and $0.9 million of escrows and reserves as of September 30, 2021 compared to $7.8 million of cash and $0.7 million of escrows and reserves as of September 30, 2020.

Cash flow from operating activities – Net cash provided by operating activities increased by $7.5 million to $13.4 million for the nine months ended September 30, 2021 compared to $6.0 million for the same period in 2020. The increase is primarily due to the volume of postal properties that we have acquired, all of which have generated additional rental income and related changes in working capital.

Cash flow to investing activities – Net cash used in investing activities for the nine months ended September 30, 2021 primarily consisted of $60.7 million of acquisitions and $1.9 million of escrow deposits for acquisition, capital improvements and other investing activities, offset by $1.0 million of insurance proceeds that were received. Net cash used in investing activities for the nine months ended September 30, 2020 primarily consisted of $60.6 million of acquisitions and the investment in a financing lease.

Cash flow from financing activities – Net cash provided by financing activities decreased by $1.1 million to $49.8 million for the nine months ended September 30, 2021 compared to $50.9 million for the nine months ended September 30, 2021. The decrease was primarily related to the pay down of two mortgage financings and no mortgage borrowings in 2021, higher debt issuance costs and increased payment of dividends and distributions, offset by an increase in net proceeds from issuance of shares and increased net borrowings under our credit facilities during the nine months ended September 30, 2021.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $4.0 million of cash and $0.9 million of escrows and reserves as of September 30, 2021.
As of September 30, 2021, we had $94.5 million outstanding under the 2021 Credit Facilities.

On August 9, 2021, we entered into the 2021 Credit Facilities with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., People’s United Bank, National Association, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the 2021 Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. In connection with entering into the 2021 Credit Facilities, we terminated the 2019 Credit Facility and paid off the outstanding loans thereunder. The 2021 Credit Facilities include an accordion feature which will permit us to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and up to an additional $50.0 million under the 2021 Term Loan, in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the 2021 Term Loan matures in January 2027. Borrowings under the 2021 Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or LIBOR plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility.

The 2021 Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contains customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The 2021 Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The 2021 Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the 2021 Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of September 30, 2021, we were in compliance with all of the 2021 Credit Facilities’ debt covenants.

In addition, on August 9, 2021, we entered into an interest rate swap (the "Interest Rate Swap") that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. The Interest Rate Swap initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of September 30, 2021.

On March 5, 2021, the Financial Conduct Authority announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The 2021 Credit Facilities provide that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the 2021 Credit Facilities with a new benchmark rate, with such adjustments as set forth in the 2021 Credit Facilities. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on the Interest Rate Swap. In addition, the value of debt or derivative instruments tied to LIBOR may also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate.
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
Consolidated Indebtedness
As of September 30, 2021, we had approximately $127.7 million of outstanding consolidated principal indebtedness. The following table sets forth information as of September 30, 2021 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of September 30, 2021	Interest Rate at September 30, 2021	Maturity Date
Revolving Credit Facility Borrowings(1):
2021 Revolving Credit Facility	$44,500	LIBOR+150bps (2)	January 2026
2021 Term Loan(1)	50,000	LIBOR+145bps (2)	January 2027
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	353	3.625%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	366	6.00%	January 2025
AIG – December 2020(7)	30,225	2.80%	January 2031
Total Principal	$127,697
Explanatory Notes:
(1)See above under "— Analysis of Liquidity and Capital Resources" for details regarding the 2021 Credit Facilities.
During the three and nine months ended September 30, 2021, we incurred $0.05 million and $0.2 million, respectively, of unused facility fees related to the 2019 Credit Facility and the 2021 Revolving Credit Facility. During the three and nine months ended September 30, 2020, we incurred $0.1 million and $0.3 million, respectively, of unused facility fees related to the 2019 Credit Facility.
(2)As of September 30, 2021, the one-month U.S. Dollar LIBOR rate was 0.08025%.

(3)Five properties are collateralized under this loan with a personal guarantee of payment by Mr. Spodek for 50% of the outstanding amount thereunder. On September 30, 2021, we amended this loan to extend its maturity to September 2041 and reduce its interest rate to 3.69% fixed for five years with interest payments only, then adjusting every subsequent 5 year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. On July 23, 2021, we amended this loan to reduce its interest rate to 3.625% fixed for five years, then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.

(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. On September 30, 2021, we amended this loan to extend its maturity to September 2041 and reduce its interest rate to 3.69% fixed for five years with interest payments only, then adjusting every subsequent 5 year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(6)In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $105,661 with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)The loan is secured by a first mortgage lien on the industrial property located in Warrendale, PA. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
Secured Borrowings as of September 30, 2021
As of September 30, 2021, we had approximately $33.2 million of secured borrowings outstanding, all of which are fixed rate debt with a weighted average interest rate of 2.90% per annum. During the nine months ended September 30, 2021, we repaid two mortgage loans in the aggregate amount of $13.7 million.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and nine months ended September 30, 2021, we paid cash dividends of $0.2225 per share and $0.66 per share, respectively. Our Board of Directors approved, and on November 4, 2021, we declared a third quarter common stock dividend of $0.2250 per share, which will be paid on November 30, 2021 to stockholders of record as of November 15, 2021.
Subsequent Real Estate Acquisitions
Subsequent to September 30, 2021, we have acquired 17 postal properties in individual or portfolio transactions for an aggregate of approximately $17.9 million, excluding closing costs.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of September 30, 2021, our indebtedness was approximately $127.7 million, consisting of approximately $94.5 million of variable-rate debt and approximately $33.2 million of fixed-rate debt. Of the $94.5 million variable-rate debt, $50.0 million relates to the 2021 Term Loan against which we have applied the Interest Rate Swap. When factoring in the 2021 Term Loan as fixed-rate debt through the Interest Rate Swap, as of September 30, 2021, approximately $44.5 million of our indebtedness was variable-rate debt and approximately $83.2 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month U.S. Dollar LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $0.2 million on an annualized basis.

Subject to maintaining our status as a REIT for federal income tax purposes, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity, such as the Interest Rate Swap. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes. We may utilize swap arrangements in the future.
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

10.1
Credit Agreement, dated August 9, 2021, by and among Postal Realty LP, Postal Realty Trust, Inc., the certain subsidiaries from time to time party thereto as guarantors, and Bank of Montreal, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Postal Realty Trust, Inc.’s Current Report on Form 8-K filed on August 10, 2021).

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
*    Exhibits filed with this report.
**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: November 12, 2021	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)