Form 10-K
period 2021-12-31
Postal Realty Trust, Inc.
filed 2022-03-14
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file no: 001-38903
POSTAL REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	83-2586114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $229.1 million, based on the closing sales price of $18.24 per share as reported on the New York Stock Exchange.
As of March 11, 2022, the registrant had 18,765,423 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.
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
When we use the terms “we,” “us,” “our,” the “Company” and “our company” in this Annual Report on Form 10-K, we are referring to Postal Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Postal Realty LP, a Delaware limited partnership, of which we are the sole general partner and which we refer to as our "Operating Partnership.”
All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:
•change in the status of the United States Postal Service (the "USPS") as an independent agency of the executive branch of the U.S. federal government;
•change in the demand for postal services delivered by the USPS;
•our ability to come to an agreement with the USPS regarding new leases or lease renewals;
•the solvency and financial health of the USPS;
•defaults on, early terminations of or non-renewal of leases or relocation of postal offices by the USPS;
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
•fluctuations in interest rates and increased operating costs;
ii

•changes in the method pursuant to which reference rates are determined and the elimination of the London Inter-Bank Offered Rate ("LIBOR") after June 2023;
•general economic conditions (including uncertainty regarding ongoing conflict between Russia and Ukraine and the related impact on macroeconomic conditions);
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
•public health threats such as the coronavirus (COVID-19) pandemic; and
•additional factors discussed under the sections captioned Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.”
iii

PART I
ITEM 1. BUSINESS
General
We are an internally managed REIT with a focus on acquiring and managing properties leased primarily to the USPS, ranging from last mile post offices to larger industrial facilities. We believe that we are the largest owner and manager, measured by net leasable square footage, of properties that are leased to the USPS.
We were organized in the state of Maryland on November 19, 2018 and commenced operations upon completion of our initial public offering ("IPO") on May 17, 2019 and the related formation transactions (the "Formation Transactions"). Our Class A common stock trades on the New York Stock Exchange (the "NYSE") under the symbol “PSTL”.
We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our short tax year ended December 31, 2019.
We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of December 31, 2021, we owned approximately 82.9% of the outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
Real Estate Investments
As of December 31, 2021, we had investments of approximately $343.7 million in 966 real estate properties (including two properties accounted for as financing leases). The properties are located in 49 states, totaling approximately 4.5 million net leasable interior square feet in the aggregate and were 99.6% occupied as of December 31, 2021 with a weighted average remaining lease term of approximately four years. As of December 31, 2021, we manage, through our taxable REIT subsidiary ("TRS"), an additional 397 properties owned by our chief executive officer, Andrew Spodek, and his affiliates. We have a right of first offer to purchase 250 of our 397 managed properties.
The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, routine maintenance and reimbursement of property taxes and the landlord is responsible for insurance, roof and structure. We believe this structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our shareholders.
2021 Highlights
•We collected 100% of our rents and our owned portfolio was 99.6% occupied as of December 31, 2021.
•We acquired 239 properties (including one property accounted for as a financing lease) leased primarily to the USPS totaling approximately 1.8 million net leasable interior square feet, for approximately $118 million, excluding closing costs.
•We completed follow-on offerings of 3,737,500 shares of our Class A common stock in January 2021 and 4,887,500 shares of our Class A common stock in November 2021, raising approximately $57.0 million and $83.1 million in gross proceeds, respectively. We also issued 344,717 shares under our at-the-market equity offering program ("ATM Program") during 2021, raising approximately $6.9 million in gross proceeds.
•In August 2021, we entered into a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility (together, the "2021 Credit Facilities") and paid off our previous revolving credit facility (the "2019 Credit Facility"). We also entered into an interest rate swap (the "2021 Interest Rate Swap") that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021

Credit Facilities through January 2027. In addition, we repaid two mortgage loans in the aggregate amount of $13.7 million and amended several other mortgage loans to reduce their interest rates.
Dividends
•We have increased our quarterly dividend from $0.2175 for the fourth quarter 2020 dividend to $0.2275 for the fourth quarter 2021 dividend. Our dividend per share has increased for the past ten consecutive quarters. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.
Tenant Concentration
We acquire and manage postal properties and report our business as a single reportable segment. Our properties are leased primarily to the USPS. See the discussions under Item 1A. "Risk Factors—Risks Related to the USPS". In this Annual Report, we make reference to certain financial and operational data in the public reports of the USPS filed with the Postal Regulatory Commission (the "PRC"), available at www.usps.com or www.prc.gov. Information on, or accessible through, the USPS’ website or the PRC’s website is not a part of, and is not incorporated into, this Annual Report or any other filing we file or furnish with the Securities and Exchange Commission (the “SEC”).
Government Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position. The impact of these governmental regulations can be material to our business. We incur costs to monitor and take action to comply with governmental regulations that are applicable to our business, which include, among others: federal securities laws and regulations; REIT and other tax laws and regulations; environmental and health and safety laws and regulations; legal requirements for federal government contractors; local zoning, usage and other regulations relating to real property; and the Americans with Disabilities Act of 1990, as amended (the "ADA").
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
Human Capital Resource Management
As of December 31, 2021, we employed 37 full-time employees. Our employees are primarily located at our corporate office in Cedarhurst, New York. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory. As of December 31, 2021, 35% of our employees, 21% of our named executive officers and key employees (defined as all employees with a title of vice president and higher) and 20% of the members of our Board of Directors were female.
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
Covid-19 Health and Safety
In response to the COVID-19 pandemic, we temporarily transitioned most of our employees to remote working, without significant impact to productivity. We organized training programs to ensure that all employees were prepared to complete tasks remotely. We have since reopened our corporate office with continued workforce flexibility to promote employee safety. At our corporate office, we provide cleaning supplies and facial coverings to all employees and visitors who chose to work in the office, among other safety measures to help reduce the potential transmission of the disease.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, as a current or former owner of real property, we may be liable for costs of the removal or remediation of certain hazardous substances, waste or petroleum products at, on, in or under the properties that we own, including costs for investigation or remediation, natural resource damages or third-party liability for personal injury or property damage. These laws often impose liability without regard to fault including whether the owner or operator knew of, or were responsible for, the presence or release of such materials. Some of our properties may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes.
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
In addition, some of our buildings may contain lead-based paint or asbestos containing materials or may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to lead, asbestos, or airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of lead, asbestos, mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of lead, asbestos, mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.
Availability of Reports Filed with the Securities and Exchange Commission
A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.postalrealty.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors are also available on our website at https://investor.postalrealtytrust.com/govdocs, and are available in print to any stockholder upon written request to Postal Realty Trust, Inc. c/o Investor Relations, 75 Columbia Avenue, Cedarhurst, New York 11516. Our telephone number is (516) 295-7820. The information on or accessible through our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filing we file or furnish with the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS
Risk Factor Summary
Risks Related to the USPS
•Our business is substantially dependent on the demand for leased postal properties.
•The USPS’ inability to meet its financial obligations may have a material adverse effect on our business.
•The USPS has a substantial amount of indebtedness.
•The USPS is subject to congressional oversight and regulation by the PRC and other agencies.
•Intense competition faced by the USPS.
•The USPS’ potential insolvency, inability to pay rent or bankruptcy.
•Our properties may have a higher risk of terrorist attacks.
•Changes in leadership, structure, operations and strategy within the USPS may disrupt our business.
•Litigation involving the USPS may disrupt our business.
Risks Related to Our Business Operations
•We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
•Concentration of our postal properties in certain regions.
•We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire.
•Property vacancies could result in significant capital expenditures and illiquidity.
•As of March 11, 2022, the leases at 10 of our properties were expired.
•Our use of OP Units as consideration to acquire properties.
•Postal properties are illiquid.
•Our real estate taxes for properties where we are not reimbursed could increase.
•Increases in interest rates or unavailability of debt financing.
•Mortgage debt obligations expose us to the possibility of foreclosure.
•Phasing out of LIBOR after June 2023 may affect our financial results.
•Failure to comply with covenants in our debt instruments could adversely affect our financial condition.
•Failure to hedge effectively against interest rate changes may have a material adverse effect on our business.
•Our success depends on key personnel whose continued service is not guaranteed.
•Risks associated with joint venture investments.
•Our growth depends on external sources of capital.
•We could incur significant costs and liabilities related to environmental matters.
•Our properties may contain or develop harmful mold or suffer from other air quality issues.
•We are subject to risks from natural disasters and the risks associated with climate change.
•Our properties may be subject to impairment charges.
•Our title insurance policies may not cover all title defects.
•Significant costs for complying with various federal, state and local laws, regulations and covenants.
•We may not be able to adapt to potential new business models.
•We have acquired properties that are subject to purchase options in favor of the USPS.
•We may incur goodwill and other intangible asset impairment charges.
•We may have difficulty implementing changes to our information technology systems.
•Use of social media may adversely impact our reputation and business.
Risks Related to Our Organizational Structure
•Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company.
•Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership.
•Our charter contains certain provisions restricting the ownership and transfer of our stock.
•We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.
•Certain provisions of the Maryland General Corporation Law could inhibit changes of control.
•Certain provisions in the partnership agreement of our Operating Partnership may delay or prevent unsolicited acquisitions of us.

•Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required.
•Our Board of Directors may change our strategies, policies and procedures without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited.
•We are a holding company with no direct operations, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.
•Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders.
Risks Related to Our Status as a REIT
•Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
•Failure to make required distributions would subject us to federal corporate income tax.
•Complying with REIT requirements may cause us to forego certain opportunities or investments.
•The prohibited transactions tax may limit our ability to dispose of our properties.
•We could be affected by tax liabilities or earnings and profits of our predecessor.
•There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to United Postal Holdings, Inc.
•A sale of assets acquired as part of the merger between us and United Postal Holdings, Inc. within five years after the merger would result in corporate income tax.
•The ability of our Board of Directors to revoke our REIT qualification without stockholder approval.
•Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
•You may be restricted from acquiring or transferring certain amounts of our Class A common stock.
•Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.
•If our Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT.
•To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions or on unfavorable terms at desired times.
•Covenants in our debt instruments may restrict our ability to pay distributions.
•New legislation or administrative or judicial action could adversely affect us or our stockholders.
General Risk Factors
•An increase in market interest rates may have an adverse effect on the market price of our securities.
•Inflation may adversely affect our financial condition and results of operations.
•Changes in accounting pronouncements could adversely impact our reported financial performance.
•We could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
•Future offerings of equity securities may adversely affect the market price of our Class A common stock.
•The market price of our Class A common stock has been, and may continue to be, volatile and has declined, and may continue to decline.
•Future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock could depress the market price of our Class A common stock.
•We face cybersecurity risks and risks associated with security breaches.
The following risk factors may adversely affect our overall business, financial condition, results of operations, cash flows and prospects; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock, as further described in each risk factor below. In addition to the information set forth herein, in this Annual Report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. Those risk factors could materially affect our overall business, financial condition, results of operations, cash flows and prospects; our ability to make distributions to our stockholders; our access to capital; or the market price of our Class A common stock. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, results of operations, cash flows and prospects. Additional information regarding forward-looking statements is included herein.

Risks Related to the USPS
Our business is substantially dependent on the demand for leased postal properties.
Any significant decrease in the demand for leased postal properties could have a material adverse effect on our business. The number of retail postal locations nationwide has been decreasing over the prior decade. Additionally, on March 23, 2021, the USPS released a ten-year plan entitled Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence (the “Ten-Year Plan”), which includes evaluating the facility consolidations that were deferred in 2015 and potentially consolidating the facilities that remain underutilized. Consolidation of our postal properties would materially adversely affect our operations. Further reductions in the number of postal properties could result in entering into leases with the USPS in the future on less favorable terms than current leases, the failure of the USPS to renew leases or the termination by the USPS of existing leases for our properties and the reduction of the number of acquisition opportunities available to us. The level of demand for postal properties may be impacted by a variety of factors outside of our control, including changes in U.S. federal government and USPS policies or funding, changes in population density, the health and sustainability of local, regional and national economies, the existence of epidemics and pandemics, such as the ongoing COVID-19 pandemic, and the demand and use of the USPS. Moreover, technological innovations, such as autonomous delivery devices, may decrease the need for hand delivery or in-person pick up, thereby decreasing the demand for retail post offices. In addition, package delivery service providers, such as FedEx, Amazon, UPS and DHL, begun implementing autonomous delivery devices to assist retail companies with same-day and last-mile deliveries, in addition to publicly stating their intention to expand their last-mile delivery capabilities. The development, implementation and broad adoption of these devices may decrease the demand for postal services.
The USPS is facing legislative constraints that are hindering its ability to maintain adequate liquidity to sustain its current operations. If the USPS’ revenues decrease due to reduced demand for postal services, then the USPS may reduce its number of post office locations.
The USPS’ inability to meet its financial obligations may render it insolvent or increase the likelihood of Congressional or regulatory reform of the USPS, which may have a material adverse effect on our business and operations.
A significant portion of the USPS’ liabilities consist of unfunded fixed benefits, such as pensions and healthcare, to retired USPS workers. Although Congress regularly debates the future of the USPS, the USPS is unlikely to be able to retire its existing liabilities without regulatory or Congressional relief. If the USPS becomes unable to meet its financial obligations, many of our leases may be vacated by the USPS, which would have a material adverse effect on our business and operations. Any Congressional or regulatory action that decreases demand by the USPS for leased postal properties would also have a material adverse effect on our business and operations. We cannot predict whether any currently contemplated reforms or any reforms pursued by the U.S. federal government will ultimately take effect and, if so, how such reforms would specifically affect us.
The USPS has a substantial amount of indebtedness.

The USPS has significant outstanding debt obligations to the Federal Financing Bank (the “FFB”). On April 1, 1999, the USPS entered into a Note Purchase Agreement, as amended (the "NPA"), with the FFB for the purpose of obtaining debt financing. Under the NPA, FFB is required to purchase notes from the USPS meeting specified conditions, up to the established maximum amounts, within five business days of delivery. The amount that the USPS borrows under the NPA varies from year to year depending upon the needs of the organization. Historically, all of the USPS’ outstanding debt has been obtained through the NPA. The most recent extension to the NPA, however, expired on August 31, 2019. If the USPS cannot reach acceptable terms with FFB on an extension of the NPA, the USPS would need to seek debt financing through other means, either through individual agreements with FFB (on terms that may differ from those set forth in the NPA) or from other sources. There can be no assurance that the USPS will be able to extend the term of the NPA or obtain alternative debt financing on the terms or timing that it expects, if at all. If the USPS is unable to extend the NPA with the FFB, the USPS may not be able to refinance debt with the FFB in the future at comparable terms to those currently available.
The USPS also has a significant underfunded Postal Service Retiree Health Benefit Fund (the "PSRHBF") liability, which the USPS is required to fund in future periods. Additionally, the USPS has underfunded retirement benefits amortization payable to the Civil Service Retirement System (the "CSRS") and Federal Employees Retirement System (the "FERS") funds, which the USPS is required to fund in future periods. On March 8, 2022, Congress passed the Postal Service Reform Act, which may significantly alleviate the obligations of the USPS by repealing the requirement for USPS to pre-fund the PSRHBF, forgiving the USPS' $57 billion outstanding liability under the PSRHBF and requiring future postal retirees to enroll in Medicare, although the USPS’ substantial obligations under the NPA and the CSRS and FERS funds remain outstanding.

The USPS’ significant debt and unpaid retirement obligations have in the past required, and could in the future require, the USPS to dedicate a substantial portion of its cash flow from operations to payments on debt and retirement obligations, thus reducing the availability of cash flow to fund operating expenses, including lease payments, working capital, capital expenditures and other business activities. If the USPS becomes unable to meet its debt and other obligations, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations.
The USPS is subject to congressional oversight and regulation by the PRC and other government agencies.
The USPS has a wide variety of stakeholders whose interests and needs are sometimes in conflict. The USPS operates as an independent establishment of the executive branch of the U.S. government and, as a result, is subject to a variety of regulations and other limitations applicable to federal agencies. The ability of the USPS to raise rates for its products and services is subject to the regulatory oversight and approval of the PRC. Limitations on the USPS’ ability to take action could adversely affect its operating and financial results, and as a result, reduce demand for leasing postal properties.
Furthermore, a change in the structure, mission, or leasing requirements of the USPS, a significant reduction in the USPS’ workforce, relocation of personnel resources or postal offices, other internal reorganization or a change in the post offices occupying our properties would affect our lease renewal opportunities and have a material adverse effect on our business. In addition, any change in the U.S. federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization of all or a portion of the USPS business operations, may have a material adverse effect on our business.
The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.
Failure of the USPS to compete effectively and operate efficiently, grow marketing mail and package delivery services and increase revenue and contribution from other sources will adversely impact the USPS’ financial condition and this adverse impact will become more substantial over time. The USPS’ marketplace competitors include both local and national providers of package delivery services. The USPS’ competitors have different cost structures and fewer regulatory restrictions and are able to offer differing services and pricing, which may hinder the USPS’ ability to remain competitive in these service areas. In addition, most of the USPS’ competitors have access to capital markets, which allows them greater flexibility in the financing and expansion of their business. Customer usage of postal services continues to shift to substitute products and digital communication. The use of e-mail and other forms of electronic communication have reduced first class mail volume, as have electronic billing and payment. Marketing mail has recently experienced declines due to mailers’ growing use of digital advertising including digital mobile advertising. The volume of periodicals services continues to decline as consumers increasingly use electronic media for news and information. The growth in the USPS’ competitive service volumes, such as Priority Mail, Priority Mail Express, First-Class Package Service, Parcel Select, Parcel Return Service and some types of International Mail, is largely attributable to certain of the USPS’ largest customers, including UPS, FedEx and Amazon. Each of these customers is building its own delivery capability that could enable it to divert volume away from the USPS over time. If these customers divert significant volume away from the USPS, the growth in the USPS’ competitive service volumes may not continue, and there may be reduced demand for leasing postal properties by the USPS.
The USPS’ potential insolvency, inability to pay rent or bankruptcy would have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations and could result in our inability to continue as a going concern.
Default by the USPS is likely to cause a significant or complete reduction in the operating cash flow generated by our properties. There can be no assurance that the USPS will be able to avoid insolvency, make timely rental payments or avoid defaulting under or terminating its leases. If the USPS defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from the USPS, the inability of the USPS to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.
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

Implementation of the Ten-Year Plan proposed by the USPS could have a material adverse effect on our operations, financial position and results of operations.
The USPS has published its Ten-Year Plan to address the challenges of the shift from traditional letter-mail to package delivery, underperformance in processing, transportation, delivery and retail operations, failure to meet service performance standards and a perilous and worsening financial situation that has resulted in significant losses. The strategic initiatives are designed to reverse projected losses and to operate at a positive net income beginning in 2023 or 2024. Retail revenue has decreased substantially since 2015. The Ten-Year Plan includes realignment, procurement of new facilities, expansion of existing facilities and consolidation of underused facilities as well as modernization of retail lobbies to enable expanded digital, small, medium-sized business and government services, which could affect our operations if our postal properties are consolidated.
The extent to which the implementation of this Ten-Year Plan will affect our business, liquidity, financial condition, and results of operations will depend on numerous factors that we may not be able to accurately predict or assess. Portions of the Ten-Year Plan require Congressional approval, which we cannot predict at this time and there will be additional conversations with stakeholders about implementation and changes to the Ten-Year Plan. USPS’ failure to implement the Ten-Year Plan or receive Congressional approval may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.
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
The ongoing COVID-19 pandemic and measures being taken to prevent its spread could negatively impact demand for USPS services and postal properties which could have a material adverse effect on our business, results of operations and financial condition.
The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures being taken to prevent its spread have resulted in, and continue to have, a material and unpredictable effect on the USPS’ operations and liquidity, including a reduction in foot traffic in many postal properties, volatility in demand for mail services, significant changes in the mix of mail and packages processed through the USPS’ network and significant additional operating expenses caused by pandemic-related disruptions, which may adversely affect the USPS’ financial condition, and therefore the demand for postal properties. Further, although the USPS received a $10 billion funding under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, there can be no assurances that this financing will be sufficient to sustain USPS operations in light of current shortfalls resulting from reduced mail volumes. Moreover, two related bills proposed to provide the USPS with alternate funding in the amounts of $25 billion or $10 billion failed to pass in the third quarter of 2020. Any reduction or permanent changes to mail volume could reduce demand for postal properties by the USPS and materially adversely affect our result of operations.
In addition, the USPS is dependent on the efforts of its employees, many of whom come into contact with a large number of individuals on a daily basis. If USPS employees are unwilling or unable to report to work regularly because of the ongoing COVID-19 pandemic and measures being taken to prevent its spread or USPS services are otherwise diminished as a result of governmental response to the pandemic, the demand for USPS services or the reputation of the USPS may suffer, leading to a reduced need for or relocation of postal properties and adversely affecting our business and results of operations.
Changes in leadership, structure, operations and strategy within the USPS may disrupt our business.
In May 2020, the USPS Board of Governors unanimously appointed Louis DeJoy as the Postmaster General. Mr. DeJoy took office on June 15, 2020. As a part of the USPS' administrative restructuring since Mr. DeJoy’s appointment, the USPS reassigned or displaced a number of postal executives and employees, instituted a temporary management hiring freeze and requested early retirement for certain employees not represented by a collective bargaining agreement. Recently, the USPS also announced a modified organizational structure for the USPS, which is designed to focus on three business operating units:

(i) retail and delivery; (ii) logistics and processing; and (iii) commerce and business solutions, and centralization of certain administrative support functions. As part of the modified organizational structure, logistics and mail processing operations will report into the new Logistics and Processing Operations organization separate from existing area and district reporting structures. This includes all mail processing facilities and local transportation network offices. These changes are being made in an effort to reduce costs and it is possible that the USPS will implement additional changes to reduce expenses.
The extent to which these changes, among others, will affect our business, liquidity, financial condition, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict or assess. The USPS is subject to legislative and other constraints which may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.
Litigation involving the USPS may disrupt our business.
As a result of the proposed and executed operational, managerial and strategic changes within the USPS, including the Ten-Year Plan, the USPS is the focal point of significant public criticism and litigation. As of the date of this report, several lawsuits have been filed and remain pending against the USPS pertaining to operational change at the USPS, such as higher rates and slower deliveries for certain services. If, as a result of such criticism or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS.
Risks Related to Our Business and Operations
We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
A significant portion of our business plan is to acquire additional properties that are leased to the USPS. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to a variety of tenants or that are not leased when they are acquired. In addition, the current ownership of properties leased to the USPS is highly fragmented with the overwhelming majority of owners holding a single property. As a result, we may need to expend significant resources to complete our due diligence and underwriting process on many individual properties, thereby increasing our acquisition costs, lengthening the acquisition timeline and possibly reducing the amount that we are able to pay for a particular property. Accordingly, our plan to grow our business largely by acquiring additional properties that are leased to the USPS and managing properties leased to the USPS by third parties may not succeed.
We also face significant competition for acquisition opportunities for properties leased to the USPS from other market participants, including private investment funds, individual investors and others, and, as a result, we may be unable to acquire a desired property at competitive price, or at all. In addition, because of our public profile as the only publicly traded REIT dedicated to USPS properties, our operations may generate new interest in USPS-leased properties from other REITs, real estate companies and other investors with more resources than we have that did not previously focus on investment opportunities with USPS-leased properties.
We currently have a concentration of postal properties in certain regions and are exposed to changes in regional or local conditions in these states.
Our business may be adversely affected by regional or local conditions and events in the areas in which we operate, particularly in Wisconsin, Pennsylvania, Kansas and Alabama, where many of our postal properties are concentrated. Developments or conditions in these regions that may adversely affect our occupancy levels and renewals, our rental revenues, our funds from operations or the value of our properties include the following, among others:
•downturns in economic conditions, including as a result of the COVID-19 pandemic;
•unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics;
•possible reduction of the USPS workforce or relocation of postal offices by the USPS; and
•economic conditions that could cause an increase in our operating expenses, insurance and routine maintenance.

We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire, which could materially adversely affect us.
We cannot assure you that any leases will be renewed or that vacated properties will be sold on favorable terms, or at all. As of the date of this report, the USPS has vacated one property in our portfolio. For leases which include renewal options that specify a maximum rate, the renewal may result in below-market lease rates over time. If we are subject to below-market lease rates on a significant number of our properties, rental rates for our properties decrease, our existing tenants do not renew their leases or we do not sell vacated properties on favorable terms, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.
Property vacancies could result in significant capital expenditures and illiquidity.
The loss of a tenant through lease expiration may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Substantially all of the properties we acquire are specifically suited to the particular business of the USPS and, as a result, if the USPS vacates a property, does not renew its lease or decides to relocate a postal office to another location, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required or elect to sell the property, we may have difficulty selling it to a party other than the USPS. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, which may materially and adversely affect us.
As of March 11, 2022, the leases at 10 of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income.
As of March 11, 2022, the leases at 10 of our properties (consisting of one property for which the lease expired as of December 31, 2021 which we acquired in March 2022, and nine properties for which leases expired to date in 2022), representing approximately 47,000 net leasable interior square feet and $0.4 million in annual contractual rental revenue, were expired and the USPS is occupying such properties as a holdover tenant. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will execute new leases for all properties that have expired or will expire, there can be no guarantee that we will be successful in executing new leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our credit facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.
Our use of OP Units as consideration to acquire properties could result in stockholder dilution and/or limit our ability to sell such properties.
We have acquired and may continue to acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.
Illiquidity of postal properties could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
Our ability to promptly sell one or more postal properties in our portfolio in response to changing economic, financial and investment conditions and conditions of the USPS may be limited. Certain types of real estate and in particular, postal offices, may have limited alternative uses and thus are relatively illiquid. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more postal properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
In addition, the Internal Revenue Code of 1986, as amended (the "Code"), imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, further limiting our ability to quickly adjust our portfolio in response to changing economic, financial and investment conditions and conditions of the USPS.
Our real estate taxes for properties where we are not reimbursed could increase due to property tax rate changes or reassessment.
Even though we currently qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local taxes on some of our properties. The real property taxes on our properties have increased in the past and may increase in the future as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share trading price of our Class A common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.
Increases in interest rates or unavailability of debt financing may make it difficult for us to finance or refinance our debt.
If debt financing, including mortgage loans, is unavailable to us at reasonable rates or at all, we may not be able to finance the purchase of additional properties or refinance existing debt when it becomes due. If interest rates are higher when we refinance our existing debt, our income and cash flow could be reduced, which would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance our debt when it becomes due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger an obligation to indemnify the protected parties under the tax protection agreements.
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
On March 5, 2021, the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021 announcement of LIBOR's administrator, ICE Benchmark Administration Limited ("IBA"), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. In the United States, the Alternative Reference Rates Committee ("ARRC"), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

Our 2021 Credit Facilities provide that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the 2021 Credit Facilities with a new benchmark rate, with such adjustments as set forth in the 2021 Credit Facilities. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on the 2021 Interest Rate Swap. In addition, the value of debt or derivative instruments tied to LIBOR may also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets. If the benchmark rate in our 2021 Credit Facilities is converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
Covenants in our debt instruments could adversely affect our financial condition.
Our 2021 Credit Facilities and other debt instruments contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. Under our 2021 Credit Facilities, we must maintain certain ratios, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. Our ability to borrow under our 2021 Credit Facilities and other debt instruments is subject to compliance with our financial and other covenants.
Failure to comply with any of the covenants under our 2021 Credit Facilities or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under a secured debt instrument that could exceed a cross-default threshold under our 2021 Credit Facilities, causing an event of default thereunder. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in any of our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the collateral securing the defaulted loan.
Alternatively, even if a secured debt instrument is below the cross-default threshold for non-recourse secured debt under our 2021 Credit Facilities, a default under such secured debt instrument may still cause a cross default under our 2021 Credit Facilities because such secured debt instrument may not qualify as “non-recourse” under our 2021 Credit Facilities. Another possible cross default could occur between the credit facilities that we enter into and any senior unsecured notes that we issue. Any of the foregoing default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.
Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.
Subject to maintaining our qualification as a REIT, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity, such as the 2021 Interest Rate Swap. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 815, Derivatives and Hedging.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception of our company in the capital markets.
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Spodek, Garber and Klein who have extensive market knowledge and relationships and exercise substantial influence over our operational and financing activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with investors, lenders, the USPS and owners of postal properties. If we lose their services, such relationships could diminish or be adversely affected. Our employment agreements with Messrs. Spodek, Garber and Klein do not guarantee their continued employment with us.
Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us and negotiating. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with investors, lenders, business partners, existing and prospective tenants and industry participants, which could materially adversely affect our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.
We may be subject to on-going or future litigation, including existing claims relating to the entities that owned the properties previously and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.
We may be subject to litigation, including existing claims relating to the entities that owned the properties previously and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements and any related expenses exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.
Insurance on our properties may not adequately cover all losses and uninsured losses if we experience a substantial or comprehensive loss of such properties.
Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In those circumstances, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property and its generation of rental revenue. In addition, in the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
In the future, we may co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in and managing the affairs of a property, partnership, joint venture or other entity. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. We may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to maintain our qualification as a REIT or our exclusion or exemption from registration under the Investment Company Act of 1940, as amended, even if we do not control the joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.
Competition for skilled personnel could increase our labor costs.
We compete intensely with various real estate and other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel in order to successfully manage the day-to-day operations of our company and execute our business plan. As we continue to grow, we may face increased challenges in hiring and retaining qualified and skilled personnel, especially during periods of labor shortage and intense competition for talents. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge the USPS. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.
Depending on our ability to borrow under our 2021 Credit Facilities and other debt instruments, we may pursue significantly more secured borrowings in the future, although we have not entered into any preliminary or binding documentation with respect to any such additional secured borrowings and there is no guaranty that any lender will be willing to lend to us on the terms and timing that we expect, if at all. In order to qualify and maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and cash distributions; and
•the market price per share of our Class A common stock.
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
Under various federal, state and local laws and regulations relating to the environment, as a current or former owner of real property, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for any alleged harm to human health, property or natural resources. Such laws often impose strict liability without regard to fault, including whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required investigation, remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. See Item 1. "Business—Environmental Matters.”
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
We are subject to risks from natural disasters, such as earthquakes and severe weather, and the risks associated with climate change.
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
Lastly, we cannot predict the rate at which climate change will progress. However, the effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in severe weather, including hurricanes, severe winter storms and tornadoes, and unpredictable weather patterns. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect adverse effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, maintenance, repair of water and/or wind damage, cost of snow removal or related costs at our properties or causing the USPS to relocate its postal offices to other locations. In recent years, a number of states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.
Our properties may be subject to impairment charges.
We will assess whether there are any indicators that the value of our properties may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we will consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis will consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We will be required to make subjective assessments as to whether there are impairments in the value of our properties. These assessments may be influenced by factors beyond our control, such as early vacating or relocation by a tenant or damage to properties due to earthquakes, tornadoes, hurricanes and other natural disasters, fire, civil unrest, terrorist acts or acts of war. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take impairment charges in the future related to the impairment of our properties. Any such impairment could have a material adverse effect on our business, financial condition and results of operations in the period in which the charge is taken.
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
In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 ("FHAA"), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines, award damages to private litigants or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations and cash flow.
We are also subject to compliance with a wide variety of complex legal requirements because we are a federal government contractor. These laws, which are generally incorporated into our leases with the USPS, regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases with the USPS and bar us from entering into future leases with the USPS. There can be no assurance that these potential costs and losses of revenue will not have a material adverse effect on our results of operations, financial condition and cash flow.
We have acquired and may continue to acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us, and we may not be able to adapt to these new business models.
We have acquired and may continue to acquire properties that are (i) leased to both the USPS and non-postal tenants, (ii) leased solely to non-postal tenants or (iii) in markets that are new to us, and we may not be able to adapt to these new business models. When we acquire such properties, we may face risks associated with lack of market or tenant knowledge or understanding of the local economy or operations of the new tenant. Subject to maintaining our qualification as a REIT, we may also provide other services through our TRS, such as consulting services for postal property owners, to complement our core business. Additionally, we may face risks associated with forging new business relationships and unfamiliarity with local government and local or tenant-specific permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.
We have acquired and may continue to acquire properties that are subject to purchase options in favor of the USPS.

Certain of our leases provide the USPS with the right to purchase the underlying property at fair market value or at fixed prices as of dates as set forth in the lease agreement. We may in the future acquire additional properties that provide the USPS with similar purchase options. If the USPS decides to exercise a purchase option, we would lose the right to future rent from the property. If the purchase price we are entitled to receive is less than the price we paid for the related property, we may incur losses. We may also not be able to reinvest the purchase price we receive in comparable investments that produce similar or better returns and, as a result, experience a decline in lease revenues and profitability.
We may incur goodwill and other intangible asset impairment charges, which could adversely affect our earnings and financial condition.
In accordance with U.S. generally accepted accounting practices ("GAAP"), we are required to assess any goodwill and indefinite-lived intangible assets assumed in any acquisition transactions, annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or indefinite-lived intangible assets and the implied fair value of the goodwill or intangible assets in the period the determination is made. We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of such asset in measuring whether the asset is recoverable. These impairment charges could be significant and could adversely affect our financial condition, results of operations and cash available for distribution.

We may have difficulty implementing changes to our information technology systems.

We have made significant investments to update and improve our information technology systems and expect such investments to continue in order to meet our business needs, including for sourcing acquisition opportunities and managing the maintenance and repair of our properties. Transitioning to new or upgraded systems can create difficulties, including potential disruptions to current processes and security complexities. In addition, our information technology systems may require further modification as we grow and as our business needs change, which could prolong difficulties we experience with transitions. Such significant investments in our systems may take longer to deploy and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Difficulties in implementing new or upgraded information technology systems or significant system failures or delays or the failure to successfully modify our systems and respond to changes in our business needs could adversely affect our business and results of operations.
Use of social media may adversely impact our reputation and business.

The use of social media platforms, including blogs, social media websites and other forms of internet-based communication, has become commonplace. Negative commentary regarding us by third parties may be posted on social media platforms or similar devices at any time and may harm our reputation or business. We also use social media platforms to disseminate information and source acquisition opportunities. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business or subject us to fines or other penalties.
Risks Related to Our Organizational Structure
Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.
Mr. Spodek and his affiliates held approximately 10.8% of the combined voting power of our outstanding shares of common stock as of March 11, 2022. Pursuant to his ownership of Class A common stock and Voting Equivalency stock, Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.
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
Our charter contains certain ownership limits with respect to our stock. Our charter, among other restrictions, prohibits, subject to certain exceptions, the beneficial or constructive ownership by any person of more than 8.5% in value or number of shares, whichever is more restrictive, of the aggregate outstanding shares of our common stock or more than 8.5% of the outstanding shares of any class or series of our preferred stock. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied. This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:
•discourage a tender offer, proxy contest, or other transactions or a change in management or of control that might result in a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests; and
•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.
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

Certain provisions of the Maryland General Corporation Law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our Class A common stock or that our stockholders otherwise believe to be in their best interests.
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our Class A common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and/or supermajority stockholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Provisions in the partnership agreement of our Operating Partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:
•redemption rights;
•a requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
•transfer restrictions on OP Units;
•our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
•the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.
As of March 11, 2022, Mr. Spodek and his affiliates owned approximately 43.4% of the outstanding OP Units (including LTIP Units) and approximately 4.3% of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 11.4% beneficial economic interest in our Company on a fully diluted basis.
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
Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
As of March 11, 2022, approximately 18.0% of the outstanding OP Units (including the LTIP Units) of our Operating Partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
Risks Related to Our Status as a REIT
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We have elected and intend to continue to operate in a manner that will allow us to qualify to be taxed as a REIT under Sections 856-860 of the Code commencing with our short taxable year ended December 31, 2019. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. No assurances can be given that our actual results of operations for any particular taxable year will satisfy such requirements. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Services (the "IRS") that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.
If we fail to maintain our qualification as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our Class A common stock.
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property that we hold primarily for sale to customers in the ordinary course of business. In addition, our TRSs are subject to tax as regular corporations in the jurisdictions in which they operate.
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
A portion of our predecessor, United Postal Holdings, Inc. ("UPH"), that was taxable as a C corporation merged into us as a part of Formation Transactions. As a result of the merger, any unpaid tax liabilities of such taxable C corporation were transferred to us. Under an indemnification agreement, Mr. Spodek and his affiliates are required to make a payment to us in the event that there is a final determination of any such tax liabilities. If Mr. Spodek and his affiliates do not make such payment, we would be responsible for paying such tax liabilities, which would decrease cash available for distributions to stockholders.
There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to United Postal Holdings, Inc.
Because a portion of our predecessor, UPH, was a C corporation, to qualify as a REIT, we were required to distribute to our stockholders prior to the end of the taxable year ended December 31, 2019 all of UPH’s accumulated earnings and profits attributable taxable years prior to the Formation Transactions. Based on an earnings and profits study we obtained from an accounting firm, we do not believe that we had any accumulated earnings and profits attributable to UPH. While we believe that we satisfied the requirements relating to the distribution of UPH’s earnings and profits, the determination of the amount of accumulated earnings and profits attributable to UPH is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to UPH, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing UPH’s tax years through the effective date of the merger with us, successfully assert that our taxable income should be increased, which could increase our earnings and profits attributable to UPH. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot determine now whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.

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
If we sell any asset that we acquired as part of the merger between us and UPH within five years after the merger and recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of:
•the amount of gain that we recognize at the time of the sale; or
•the amount of gain that we would have recognized if we had sold the asset at the time of the merger for its then fair market value.
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
Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Class A common stock. Tax rates could be changed in future legislation.
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
In order to qualify as a REIT, we generally must distribute to our stockholders, on an annual basis, at least 90% of our “REIT taxable income,” determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at the regular corporate rate to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% non-deductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% non-deductible excise tax.
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
The federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which could result in statutory changes as well as frequent revisions to regulations and interpretations. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. We and our stockholders could be adversely affected by any recent change in, or any new federal income tax law, regulation or administrative interpretation.
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
Inflation may adversely affect our financial condition and results of operations.

An increase in inflation could have an adverse impact on our operating and general and administrative expenses, interest expense and real estate acquisition costs. During inflationary periods, these costs could increase at a rate higher than our rental revenue. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for postal services and therefore the demand for postal properties. Periodic rental increases through lease renewal may not adequately protect us from the impact of inflation. If our operating and other expenses are increasing faster than anticipated due to inflation, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.
Changes in accounting pronouncements could adversely impact our reported financial performance.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board and the SEC, which create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in reclassifying or restating prior period financial statements.
We could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal controls over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements or otherwise adversely impact our financial condition, results of operations, cash flows, or the market price of our Class A common stock and our ability to satisfy our debt service obligations and to pay dividends and distributions to the holders of our Class A common stock.
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
The stock markets have previously and recently experienced significant price and volume fluctuations. As a result, the market price of our Class A common stock has been and could be similarly volatile in the future, and investors in our Class A common stock may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including:
•our operating performance and the performance of other similar companies;
•the operating performance of the USPS;
•actual or anticipated differences in our operating results;
•changes in our revenues or earnings estimates or recommendations by securities analysts;
•publication of research reports about us or our industry by securities analysts;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as mergers and acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments or executive policies that adversely affect us or our industry;
•speculation in the press or investment community;
•actions by institutional stockholders;

•changes in accounting principles;
•terrorist acts;
•general market conditions, including factors unrelated to our performance; and
•pandemics and epidemics, such as the COVID-19 pandemic, and the related governmental and economic responses thereto.
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
We cannot predict whether future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock or the availability of these securities for resale in the open market will decrease the market price of our Class A common stock. Sales of a substantial number of these securities in the public market, including sales upon the redemption of OP Units, or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment. Future issuances of our Class A common stock, preferred stock, or other securities convertible into or exchangeable or exercisable for our Class A common stock, including, without limitation, OP Units, in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our 2019 Equity Incentive Plan, could have an adverse effect on the market price of our Class A common stock. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our Class A common stock may be dilutive to existing stockholders.
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
We face cybersecurity risks and risks associated with security breaches or disruptions, such as through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees and contractors to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, we rely on third-party service providers in our conduct of day-to-day property management, leasing and other activities at our properties and we can provide no assurance that the networks and systems that our third-party vendors have established or used will be effective.
In the normal course of business, we and our service providers (including service providers engaged in providing property management, leasing, accounting and/or payroll services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. In response to the pandemic, some of our employees work remotely, which could introduce additional cybersecurity risks. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging with the potential for disruption in our operations, material harm to our financial condition, cash flows and the market price of our common shares, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2021, we owned a portfolio of 966 properties located in 49 states comprising approximately of 4.5 million net leasable interior square feet. Our properties are leased primarily to the USPS. The following map shows our footprint of owned properties as of December 31, 2021.
Information regarding our properties as of December 31, 2021 are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.
Scheduled Lease Expirations
As of December 31, 2021, the weighted average remaining years to maturity pursuant to our leases with the USPS was approximately four years, with expirations through 2031, assuming tenants do not exercise any existing renewal, termination or purchase options. The table below details scheduled lease expirations, as of December 31, 2021, for our properties for the periods indicated.

	Number of Leases Expiring	Total Lease Square Footage		Annualized Lease Revenue(1)
Year		Amount	%	Amount	%
2021(2)	19	45,869	1.0%	$458,213	1.2%
2022	83	380,793	8.5%	3,317,315	9.2%
2023	70	554,500	12.4%	3,416,028	9.5%
2024	80	325,138	7.3%	3,534,214	9.8%
2025	188	1,153,883	25.9%	7,923,837	22.0%
2026	168	802,595	18.0%	7,130,274	19.7%
2027	239	785,719	17.6%	6,133,577	17.0%
2028	57	201,279	4.5%	2,118,034	5.9%
2029	55	180,973	4.1%	1,782,146	4.9%
2030	8	26,110	0.6%	258,262	0.7%
2031	1	2,435	0.1%	20,400	0.1%
Totals	968	4,459,294	100.0%	$36,092,300	100.0%
Explanatory Notes:
(1)Expiring rent is calculated based on the final month of the expiring lease and then annualized.
(2)Includes approximately 43,000 of interior lease square footage and annualized lease revenue of $0.4 million occupied by month-to-month holdover leases or leases that expired during the year ended December 31, 2021.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the NYSE under the symbol “PSTL”. As of March 11, 2022, there were 18,765,423 shares of Class A common stock issued and outstanding and three stockholders of record. This number of stockholders of record does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
In addition, as of March 11, 2022, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 4,145,591 OP Units and LTIP units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2022 annual stockholders’ meeting.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto of the Company as of and for the years ended December 31, 2021 and December 31, 2020.
Prior to the closing of our IPO on May 17, 2019, Andrew Spodek, our chief executive officer and a member of our Board of Directors, directly or indirectly controlled 190 properties owned by the Predecessor that were contributed as part of the Formation Transactions. Of these 190 properties, 140 were held indirectly by our Predecessor through a series of holding companies, which we refer to collectively as “UPH Entities.” The remaining 50 properties were owned by Mr. Spodek through 12 limited liability companies and one limited partnership, which we refer to collectively as the “Spodek LLCs.” References to our Predecessor consist of UPH Entities, the Spodek LLCs and Nationwide Postal Management, Inc., a property management company whose management business we acquired in the Formation Transactions, collectively.
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in Item 1A. “Risk Factors” and included in other portions of this report.
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related Formation Transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the year ended December 31, 2021, we acquired 239 properties (including one property accounted for as a financing lease) leased primarily to the USPS for approximately $118 million, excluding closing costs. As of December 31, 2021, our portfolio consists of 966 owned properties, located in 49 states and comprising approximately 4.5 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of March 11, 2022, we owned approximately 82.0% of our outstanding OP Units, including LTIP Units. Our Board of Directors oversees our business and affairs.
Follow-On Equity Offerings and ATM Program
On December 14, 2020, we entered into separate open market sale agreements for our ATM Program with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. On May 14, 2021, we delivered to D.A. Davidson a notice of termination of the open market sale agreement with D.A. Davidson, which termination became effective May 14, 2021. During the year ended December 31, 2021, 344,717 shares were issued under the ATM Program, raising approximately $6.9 million in gross proceeds. As of December 31, 2021, we had approximately $43.1 million of availability remaining under the ATM Program.
On January 11, 2021, we priced a public offering of 3.25 million shares of our Class A common stock (the “January Follow-on Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “January Additional Shares”). The January Follow-on Offering, including the January Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.3 million in other expenses relating to the January Follow-on Offering.
On November 16, 2021, we priced a public offering of 4.25 million shares of our Class A common stock (the “November Follow-on Offering”) at $17.00 per share. On November 16, 2021, the underwriters purchased the full allotment of 637,500 shares pursuant to a 30-day option at $17.00 per share (the “November Additional Shares”). The November Follow-on Offering, including the November Additional Shares, closed on November 19, 2021 resulting in $83.1 million in gross proceeds, and approximately $79.0 million in net proceeds after deducting approximately $4.1 million in underwriting discounts and before giving effect to $0.2 million in other expenses relating to the November Follow-on Offering.
Executive Overview
We are an internally managed REIT with a focus on acquiring and managing properties leased primarily to the USPS, ranging from last mile post offices to larger industrial facilities. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our shareholders.
Geographic Concentration
As of December 31, 2021, we owned a portfolio of 966 properties located in 49 states leased primarily to the USPS. For the year ended December 31, 2021, approximately 18.3% of our total of rental income was concentrated in Pennsylvania.
Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Factors That May Influence Future Results of Operations
The USPS
We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and health benefits. While the USPS has undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, including those outlined in its Ten-Year Plan, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures being taken to prevent its spread also continue to have a material and unpredictable effect on the USPS’ operations and liquidity, including volatility in demand for mail services, significant changes in the mix of mail and packages processed through the USPS’ network and significant additional operating expenses caused by pandemic-related disruptions. Further, although the USPS received a $10 billion funding under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, there can be no assurances that this financing will be sufficient to sustain USPS operations in light of current shortfalls. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled Item 1A. "Risk Factors—Risks Related to the USPS".
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other from the management agreements with respect to the postal properties owned by Mr. Spodek and his affiliates managed by PRM, our TRS, and income recognized from properties accounted for as financing leases. Rental income represents the lease revenue recognized under leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by our tenants under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other principally represent (i) revenue PRM received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed property and (ii) income recognized from properties accounted for as financing leases. As of December 31, 2021, properties leased to our tenants had an average remaining lease term of approximately four years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.

Operating Expenses
We lease our properties primarily to the USPS. The majority of our leases are modified double-net leases, whereby the tenant is responsible for utilities, routine maintenance and reimbursement of property taxes and the landlord is responsible for insurance, roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” below for further discussion.
Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include but are not limited to: the cost of periodic repair, renovation costs, the cost of re-leasing space, inflation and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.
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
General and Administrative
General and administrative expense represents personnel costs, professional fees, legal fees, insurance, consulting fees, information technology costs and other expenses related to our day-to-day activities of being a public company. While we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our revenues will decrease over time due to efficiencies and economies of scale.
Equity-Based Compensation Expense
All equity-based compensation expense is recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) as components of general and administrative expense and property operating expenses. We issue share-based awards to align our directors' and employees’ interests with those of our investors.
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
We intend to use the 2021 Credit Facilities for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. We amortize on a non-cash basis the deferred financing costs associated with our debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.
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
Lease Renewal
As of March 11, 2022, the leases at 10 of our properties, representing approximately 47,000 net leasable interior square feet and $0.4 million in annual contractual rental revenue, were expired and the USPS was occupying such properties as a holdover tenant. See Item 2. "Properties—Lease Expiration Schedule”. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will execute new leases for all properties that have expired or will expire, there can be no guarantee that we will be successful in executing new leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our credit facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.
Results of Operations
Comparison of the years ended December 31, 2021 and December 31, 2020

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Rental income	$38,276	$23,315	$14,961	64%
Fee and other	1,662	1,129	533	47%
Total revenues	39,938	24,444	15,494	63%

Operating expenses
Real estate taxes	5,399	3,095	2,304	74%
Property operating expenses	3,987	1,924	2,063	107%
General and administrative	10,643	8,230	2,413	29%
Depreciation and amortization	13,990	9,163	4,827	53%
Total operating expenses	34,019	22,412	11,607	52%

Income from operations	5,919	2,032	3,887	191%

Other income	401	231	170	74%

Interest expense, net
Contractual interest expense	(2,739)	(2,346)	(393)	17%
Write-off and amortization of deferred financing fees	(714)	(472)	(242)	51%
Loss on early extinguishment of debt	(202)	—	(202)	100%
Interest income	2	3	(1)	(33)%
Total interest expense, net	(3,653)	(2,815)	(838)	30%

Income (loss) before income tax expense	2,667	(552)	3,219	(583)%
Income tax expense	(111)	(89)	(22)	25%
Net income (loss)	$2,556	$(641)	$3,197	(499)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $15.0 million to $38.3 million for the year ended December 31, 2021 from $23.3 million for the year ended December 31, 2020 primarily due to the volume of our acquisitions.
Fee and other - Fee and other increased by $0.5 million to $1.7 million for the year ended December 31, 2021 from $1.1 million for the year ended December 31, 2020 primarily due to higher management fees, income recognized from properties accounted for as financing leases and miscellaneous income.
Operating Expenses
Real estate taxes – Real estate taxes increased by $2.3 million to $5.4 million for the year ended December 31, 2021 from $3.1 million for the year ended December 31, 2020 primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses increased by $2.1 million to $4.0 million for the year ended December 31, 2021 from $1.9 million for the year ended December 31, 2020. Property management expenses are included within property operating expenses and increased by $0.7 million to $1.5 million for the year ended December 31, 2021 from $0.8 million for the year ended December 31, 2020, due to expanding our property management staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our property management employees throughout 2020 and 2021. The remainder of the increase of $1.4 million is related to expenses related to repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $2.4 million to $10.6 million for the year ended December 31, 2021 from $8.2 million for the year ended December 31, 2020, primarily due to expanding our staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2020 and 2021.
Depreciation and amortization – Depreciation and amortization expense increased by $4.8 million to $14.0 million for the year ended December 31, 2021 from $9.2 million for the year ended December 31, 2020 primarily due to the volume of our acquisitions.
Other Income

Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.2 million to $0.4 million for the year ended December 31, 2021 from $0.2 million for the year ended December 31, 2020, primarily due to higher insurance recoveries.
Total Interest Expense, Net
During the year ended December 31, 2021, we incurred total interest expense, net of $3.7 million compared to $2.8 million for the year ended December 31, 2020. The increase in interest expense was primarily related to the loss on early extinguishment of debt of $0.2 million incurred in connection with the pay down of two mortgage financings during the year ended December 31, 2021 and higher amount of borrowings under our 2021 Credit Facilities and, prior to its termination, our 2019 Credit Facility.
Income Tax Expense
Income tax expense increased by $0.02 million to $0.1 million for the year ended December 31, 2021 from $0.1 million for the year ended December 31, 2020, primarily due to an increase in expense related to PRM during 2021.
Cash Flows
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020
We had $5.9 million of cash and $1.2 million of escrows and reserves as of December 31, 2021 compared to $2.2 million of cash and $1.1 million of escrows and reserves as of December 31, 2020.
Cash flow from operating activities – Net cash provided by operating activities increased by $7.7 million to $17.1 million for the year ended December 31, 2021 compared to $9.4 million for the year ended December 31, 2020. The increase is primarily due to the volume of our acquisitions, all of which have generated additional rental income and related changes in working capital.
Cash flow from investing activities – Net cash used in investing activities of $106.7 million for the year ended December 31, 2021 primarily consisted of $91.4 million of acquisitions and capital improvements and $15.7 million of investment in a financing lease, offset by $1.2 million of insurance proceeds that were received. Net cash used in investing activities for the year ended December 31, 2020 primarily consisted of $125.6 million of acquisitions and capital improvements and investment in a financing lease.
Cash flow from financing activities – Net cash provided by financing activities decreased by $13.5 million to $93.4 million for the year ended December 31, 2021 compared to $106.8 million provided by the year ended December 31, 2020. The decrease was primarily related to increased payment of dividends and distributions and the pay down of secured borrowings and the 2019 Credit Facility in connection with entering into the 2021 Credit Facilities during the year ended December 31, 2021, offset by borrowings under the 2021 Credit Facilities and net proceeds from issuance of Class A common stock during the year ended December 31, 2021.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $5.9 million of cash and $1.2 million of escrows and reserves as of December 31, 2021.

On August 9, 2021, we entered into the 2021 Credit Facilities, which include the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., People’s United Bank, National Association, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the 2021 Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. In connection with entering into the 2021 Credit Facilities, we terminated the 2019 Credit Facility and paid off the outstanding loans thereunder. As of December 31, 2021, we had $63.0 million of aggregate principal amount outstanding under our 2021 Credit Facilities, with $50.0 million drawn on the 2021 Term Loan and $13.0 million drawn on the 2021 Revolving Credit Facility.
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
The 2021 Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The 2021 Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The 2021 Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the 2021 Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of December 31, 2021, we were in compliance with all of the 2021 Credit Facilities’ debt covenants.
In addition, on August 9, 2021, we entered into the 2021 Interest Rate Swap that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. The 2021 Interest Rate Swap initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of December 31, 2021.
On March 5, 2021, the Financial Conduct Authority announced that U.S. Dollar LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the SOFR. The 2021 Credit Facilities provide that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the 2021 Credit Facilities with a new benchmark rate, with such adjustments as set forth in the 2021 Credit Facilities. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on the 2021 Interest Rate Swap. In addition, the value of debt or derivative instruments tied to LIBOR may also be impacted as LIBOR is limited and discontinued and contracts must be transitioned to a new alternative rate.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our 2021 Credit Facilities and the potential issuance of securities.
Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness including our 2021 Credit Facilities and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using our 2021 Credit Facilities pending permanent property-level financing.

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
Consolidated Indebtedness
As of December 31, 2021, we had approximately $96.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2021 and 2020 with respect to our outstanding indebtedness:

	Amount Outstanding as of December 31, 2021	Amount Outstanding as of December 31, 2020	Interest Rate as of December 31, 2021	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$13,000	$—	LIBOR+150 bps(2)	January 2026
2019 Credit Facility	—	78,000	—	—
2021 Term Loan	50,000	—	LIBOR+145 bps(2)	January 2027
Secured Borrowings:
Vision Bank(3)	1,409	1,459	3.69%	September 2041
First Oklahoma Bank(4)	349	364	3.63%	December 2037
Vision Bank – 2018(5)	844	869	3.69%	September 2041
Seller Financing(6)	366	445	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	—	4,522	—	—
First Oklahoma Bank – June 2020(8)	—	9,152	—	—
AIG – December 2020(9)	30,225	30,225	2.80%	January 2031
Total Principal	$96,193	$125,036
Explanatory Notes:
(1)See above under "—Analysis of Liquidity and Capital Resources" for details regarding the 2021 Credit Facilities. During the years ended December 31, 2021 and 2020, we incurred $0.1 million and $0.3 million, respectively, of unused facility fees related to the 2019 Credit Facility and the 2021 Revolving Credit Facility.
(2)Based upon the one-month U.S. Dollar LIBOR rate.
(3)Five properties are collateralized under this loan as of December 31, 2021. Mr. Spodek also provided a personal guarantee of payment for the entire outstanding amount thereunder as of December 31, 2020 and for 50.0% of the outstanding amount thereunder as of December 31, 2021. On September 30, 2021, we amended this loan to extend its maturity to September 2041 and reduce its interest rate to 3.69% fixed for five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
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
(6)In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)In connection with the purchase of a 13-property portfolio, we obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which would have reset in November 2026 to the greater of Prime or 4.25%. On February 3, 2021, we fully repaid this mortgage financing and wrote off $0.06 million of deferred financing to costs to loss on early extinguishment of debt for the year ended December 31, 2021.
(8)The loan was collateralized by first mortgage liens on 22 properties. Interest rates would have reset in January 2027 to the greater of Prime or 4.25%. On February 3, 2021, we fully repaid this mortgage financing and wrote off $0.15 million of deferred financing to costs to loss on early extinguishment of debt for the year ended December 31, 2021.
(9)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
Secured Borrowings as of December 31, 2021
As of December 31, 2021, we had approximately $33.2 million of secured borrowings outstanding, all of which is currently fixed-rate debt with a weighted average interest rate of 2.90% per annum. During the year ended December 31, 2021, we repaid two mortgage loans in the aggregate amount of $13.7 million and amended several other mortgage loans to reduce their interest rates.
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2021, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligations	Total	2022	2023 to 2024	2025 to 2026	More than five years
2021 Credit Facilities	$63,000	$—	$—	$13,000	$50,000
Principal payments on mortgage loans	33,193	100	217	761	32,115
Interest payments(1)	16,556	2,617	5,216	4,696	4,027
Operating lease obligations(2)	1,784	227	342	70	1,145
Total	$114,533	$2,944	$5,775	$18,527	$87,287
Explanatory Notes:
(1)The amounts shown relate to (i) the 2021 Revolving Credit Facility based on the outstanding balance and interest rate in effect as of December 31, 2021 and assuming an unused facility fee under the 2021 Revolving Credit Facility through the remainder of the term based on such outstanding balance, (ii) the 2021 Term Loan based on the interest rate fixed through the 2021 Interest Rate Swap and outstanding balance as of December 31, 2021 and (iii) the mortgage loans based on the outstanding balance and interest rate in effect as of December 31, 2021.
(2)Operating lease obligations relate to the lease for our corporate headquarters and four ground leases at certain of our properties.
Dividends
To qualify and maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2021, we paid cash dividends of $0.885 per share.
Subsequent Events
2022 Financing Activity
We had net credit facility activity of $15.0 million during the period subsequent to December 31, 2021. As of the date of this report, we had $78.0 million drawn on the 2021 Credit Facilities, with $50.0 million drawn on the 2021 Term Loan and $28.0 million drawn on the 2021 Revolving Credit Facility.
2022 Real Estate Acquisitions
Subsequent to December 31, 2021, we have acquired 39 properties in individual or small portfolio transactions for approximately $11.8 million, excluding closing costs, some of which include OP Units as part of the consideration.
Dividends
Our Board of Directors approved, and on February 1, 2022, we declared a fourth quarter common stock dividend of $0.2275 per share which was paid on February 28, 2022 to stockholders of record on February 15, 2022.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon the historical consolidated financial statements of the Company that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Set forth below is a summary of accounting policies and estimates that we believe are critical to the preparation of our Consolidated Financial Statements. We believe that all of the decisions and assessments applied were reasonable at the time made, based upon information available to us at that time. Due to the inherently judgmental nature of the various projections and assumptions used, and unpredictability of economic and market conditions, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future. Our accounting policies and estimates are more fully discussed in Note 2. Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
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

Revenue Recognition
We have operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Fee and other primarily consist of property management fees and income recognized from properties accounted for as financing leases. The management fees arise from contractual agreements with entities that are affiliated with our chief executive officer. Management fee income is recognized as earned under the respective agreements. Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, we record an asset within investments on the Consolidated Balance Sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and produces a constant periodic rate of return on the investment in financing leases, net.
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
New Accounting Pronouncements
For a discussion of our adoption of new accounting pronouncements, please see Note 2. Summary of Significant Accountant Policies in the Notes to the Consolidated Financial Statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of December 31, 2021, our indebtedness was approximately $96.2 million, consisting of approximately $63.0 million of variable-rate debt and approximately $33.2 million of fixed-rate debt. Of the $63.0 million variable-rate debt, $50.0 million relates to the 2021 Term Loan against which we have applied the 2021 Interest Rate Swap. When factoring in the 2021 Term Loan as fixed-rate debt through the 2021 Interest Rate Swap, as of December 31, 2021, approximately $13.0 million of our indebtedness was variable-rate debt and approximately $83.2 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month U.S. Dollar LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $0.07 million on an annualized basis.

Subject to maintaining our status as a REIT for federal income tax purposes, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity, such as the 2021 Interest Rate Swap. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes.
44

POSTAL REALTY TRUST, INC.
INDEX TO FINANCIAL STATEMENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Postal Realty Trust, Inc.
Cedarhurst, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Postal Realty Trust, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2017.
New York, New York
March 11, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31, 2021	December 31, 2020
Assets
Investments:
Real estate properties, at cost:
Land	$64,538	$46,303
Building and improvements	278,396	196,340
Tenant improvements	5,431	4,428
Total real estate properties, at cost	348,365	247,071
Less: Accumulated depreciation	(20,884)	(13,215)
Total real estate properties, net	327,481	233,856
Investment in financing leases, net	16,213	515
Total real estate investments	343,694	234,371
Cash	5,857	2,212
Escrow and reserves	1,169	1,059
Rent and other receivables	4,172	3,521
Prepaid expenses and other assets, net	7,511	4,434
Deferred rent receivable	666	216
In-place lease intangibles, net	14,399	13,022
Above market leases, net	249	50
Total Assets	$377,717	$258,885

Liabilities and Equity
Liabilities:
Term loan, net	$49,359	$—
Revolving credit facility	13,000	78,000
Secured borrowings, net	32,990	46,629
Accounts payable, accrued expenses and other	8,225	5,891
Below market leases, net	8,670	8,726
Total Liabilities	112,244	139,246

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 18,564,421 and 9,437,197 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	186	95
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	237,969	100,812
Accumulated deficit	(18,879)	(8,917)
Accumulated other comprehensive income	766	—
Total Stockholders’ Equity	220,042	91,990
Operating Partnership unitholders’ non-controlling interests	45,431	27,649
Total Equity	265,473	119,639
Total Liabilities and Equity	$377,717	$258,885
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020
Revenues:
Rental income	$38,276	$23,315
Fee and other	1,662	1,129
Total revenues	39,938	24,444

Operating expenses:
Real estate taxes	5,399	3,095
Property operating expenses	3,987	1,924
General and administrative	10,643	8,230
Depreciation and amortization	13,990	9,163
Total operating expenses	34,019	22,412

Income from operations	5,919	2,032

Other income	401	231

Interest expense, net:
Contractual interest expense	(2,739)	(2,346)
Write-off and amortization of deferred financing fees	(714)	(472)
Loss on early extinguishment of debt	(202)	—
Interest income	2	3
Total interest expense, net	(3,653)	(2,815)

Income (loss) before income tax expense	2,667	(552)
Income tax expense	(111)	(89)

Net income (loss)	2,556	(641)
Net (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	(501)	289

Net income (loss) attributable to common stockholders	$2,055	$(352)

Net income (loss) per share:
Basic and Diluted	$0.10	$(0.10)

Weighted average common shares outstanding:
Basic and Diluted	13,689,251	7,013,621

Comprehensive income (loss):
Net income (loss)	$2,556	$(641)
Unrealized gain on financial instrument	960	—
Comprehensive income (loss)	3,516	(641)
Comprehensive (income) loss attributable to Operating Partnership unitholders’ non-controlling interests	(695)	289
Comprehensive income (loss) attributable to common stockholders	$2,821	$(352)
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(DEFICIT)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity
Balance - December 31, 2019	5,313,110	$53	$51,396	$(2,576)	$—	$48,873	$20,950	$69,823
Net proceeds from sale of common stock	4,021,840	41	48,481	—	—	48,522	—	48,522
Issuance of OP Units in connection with a transaction	—	—	—	—	—	—	7,922	7,922
Issuance and amortization of equity-based compensation	134,973	1	1,603	13	—	1,617	729	2,346
Issuance and amortization under ESPP	7,189	—	117	—	—	117	—	117
Restricted stock withholdings	(12,709)	—	(205)	—	—	(205)	—	(205)
Dividends declared ($0.79 per share)	—	—	—	(6,002)	—	(6,002)	(2,243)	(8,245)
Net loss	—	—	—	(352)	—	(352)	(289)	(641)
Reallocation of non-controlling interest	—	—	(580)	—	—	(580)	580	—
Balance – December 31, 2020	9,464,403	$95	$100,812	$(8,917)	$—	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	8,969,717	90	138,371	—	—	138,461	—	138,461
Issuance of OP Units in connection with a transaction	—	—	—	—	—	—	15,501	15,501
Issuance and amortization of equity-based compensation	165,599	1	2,391	—	—	2,392	1,175	3,567
Issuance and amortization under ESPP	9,104	—	171	—	—	171	—	171
Restricted stock withholdings	(17,196)	—	(341)	—	—	(341)	—	(341)
Dividends declared ($0.885 per share)	—	—	—	(12,017)	—	(12,017)	(3,024)	(15,041)
Other comprehensive income	—	—	—	—	766	766	194	960
Net income	—	—	—	2,055	—	2,055	501	2,556
Reallocation of non-controlling interest	—	—	(3,435)	—	—	(3,435)	3,435	—
Balance – December 31, 2021	18,591,627	$186	$237,969	$(18,879)	$766	$220,042	$45,431	$265,473

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,556	$(641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,718	4,492
Amortization of in-place intangibles	6,272	4,671
Write-off and amortization of deferred financing costs	714	472
Amortization of above/below market leases	(1,599)	(1,262)
Amortization of intangible liability	(23)	(11)
Equity based compensation	3,720	2,356
Reclassification of cumulative dividends paid on forfeited awards	—	13
Other	58	—
Loss on early extinguishment of debt	202	—
Deferred rent receivable	(450)	(183)
Deferred rent expense payable	12	17
Changes in assets and liabilities:
Rent and other receivables	(1,079)	(1,811)
Prepaid expenses and other assets	(2,104)	(563)
Accounts payable, accrued expenses and other	1,098	1,847
Net cash provided by operating activities	17,095	9,397

Cash flows from investing activities:
Acquisition of real estate	(89,464)	(124,160)
Investment in financing leases	(15,707)	(517)
Repayment of financing leases	19	2
Escrows for acquisition and construction deposits	(487)	(470)
Insurance proceeds related to property damage claims	1,151	—
Capital improvements	(1,900)	(970)
Other investing activities	(337)	(37)
Net cash used in investing activities	(106,725)	(126,152)

Cash flows from financing activities:
Proceeds from secured borrowings	$—	43,899
Repayments of secured borrowings	(13,845)	(110)
Proceeds from term loan	50,000	—
Proceeds from revolving credit facility	139,000	112,000
Repayments of revolving credit facility	(204,000)	(88,000)
Proceeds from other financing activity	—	557
Repayments from other financing activity	(53)	(504)
Net proceeds from issuance of shares	138,795	48,521
Debt issuance costs	(1,346)	(1,164)
Proceeds from issuance of ESPP shares	127	94
Shares withheld for payment of taxes on restricted share vesting	(242)	(206)
Other financing activities	(10)	—
Distributions and dividends	(15,041)	(8,245)
Net cash provided by financing activities	93,385	106,842

Net increase (decrease) in Cash and Escrows and Reserves	3,755	(9,913)
Cash and Escrows and Reserves at the beginning of period	3,271	13,184
Cash and Escrow and Reserves at the end of period	$7,026	$3,271

Supplemental Disclosure of Non-Cash Investing and Financing Activities
OP Units issued for property acquisitions	$15,511	$7,922
Reallocation of non-controlling interest	$3,436	$580

Right of use assets	$1,071	$—
Unrealized gain (loss) on interest rate swaps, net	$960	$—
Reclassification of acquisition deposits included in prepaid expenses and other assets	$792	$—
Accrued capital expenditures included in accounts payable and accrued expenses	$660	$192
Accrued costs of capital included in accounts payable and accrued expenses	$198	$—
Reclassification of cost of capital included in prepaid expenses and other assets	$137	$—
Accrued taxes withheld included in accounts payable and accrued expenses	$99	$—
Write-off of fixed assets no longer in service	$40	$86

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Postal Realty Trust, Inc. (the “Company” “we”, “us”, or “our”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”). The Company contributed the net proceeds from the IPO to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (the “OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”). Prior to the completion of the IPO and the Formation Transactions, the Company had no operations.
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2021, the Company held an approximately 82.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
The Company's predecessor (the “Predecessor”) was a combination of limited liability companies (the “LLCs”), one C-Corporation (“UPH”), one S-Corporation (“NPM”) and one limited partnership. The entities that comprised the Predecessor were majority owned and controlled by Mr. Spodek and his affiliates and were acquired by contribution to, or merger with, the Company and the Operating Partnership.
The Predecessor did not represent a legal entity. The Predecessor and its related assets and liabilities were under common control and were contributed to the Operating Partnership in connection with the Company’s IPO.
As of December 31, 2021, the Company owned a portfolio of 966 properties located in 49 states. The Company's properties are leased primarily to a single tenant, the United States Postal Service (the "USPS").
In addition, through its taxable REIT subsidiary (“TRS”), Postal Realty Management TRS, LLC (“PRM”), the Company provides fee-based third party property management services for an additional 397 postal properties, which are owned by Mr. Spodek and his affiliates.

Pursuant to the Company’s articles of amendment and restatement, Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Class B common stock” or “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.
The Company believes it has been organized in conformity with, and has operated in a manner that has enabled it to meet, the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and the Company elected to be taxed as a REIT under the Code commencing with the Company's short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.
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
Use of Estimates
The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.
Offering and Other Costs
Offering costs are recorded in “Total Stockholders’ Equity” in the Consolidated Balance Sheets as a reduction of additional paid-in capital.
Segment Reporting
The Company leases its properties primarily to the USPS and reports its business as a single reportable segment.
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
Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	15 to 40
Equipment and fixtures	5 to 10
Tenant improvements	Shorter of useful life or applicable lease term
In-place lease value	Remaining non-cancellable term of the in-place lease

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The acquired above or below-market lease intangibles are amortized to “Rental income” over the applicable lease term, inclusive of any option periods for below-market leases.
Deferred Costs
Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component (the "2021 Term Loan") of the Company's existing credit facilities (the “2021 Credit Facilities”), established under a credit agreement dated as of August 9, 2021 (the “2021 Credit Agreement”), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the Company’s previous revolving credit facility (the “2019 Credit Facility”), which was established under a credit agreement dated as of September 27, 2019, as amended, and terminated on August 9, 2021, and the revolving credit facility component (the "2021 Revolving Credit Facility") of the 2021 Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the 2019 Credit Facility and the 2021 Revolving Credit Facility, respectively, and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
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
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Cash	$5,857	$2,212
Escrows and reserves:
Maintenance reserve	827	696
Real estate tax reserve	250	304
ESPP reserve	92	59
Cash and escrows and reserves	$7,026	$3,271
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Fee and other primarily consist of property management fees and income recognized from properties accounted for as financing leases. The management fees arise from contractual agreements with entities that are affiliated with the Company’s chief executive officer ("CEO"). Management fee income is recognized as earned under the respective agreements. Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within investments on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and produces a constant periodic rate of return on the investment in financing leases, net.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Income Taxes
As a REIT, the Company is generally not subject to federal corporate income tax on the net income (loss) that the Company distributes to its shareholders. The Operating Partnership which holds the Company's properties is a partnership for U.S. federal income tax purposes and is not subject to U.S. federal income taxes as the revenues and expenses pass through to the respective owners where they are taxed. The states and cities in which the Operating Partnership operates generally follows the U.S. federal income tax treatment.
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
Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of December 31, 2021 and 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2021 and 2020 due to their short maturities.
As of December 31, 2021 and 2020, the Company had investment in direct financing leases, net with a carrying value of $16.2 million and $0.5 million, respectively, net and effective interest rates ranging from 6.48% to 7.89%. The carrying value of the investment in financing leases approximated their fair market value as of December 31, 2021 and 2020. The fair value of the Company’s direct financing leases was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).
The fair value of the Company’s borrowings under its 2019 Credit Facility and 2021 Credit Facilities approximates carrying value because such borrowings are subject to a variable rate. The fair value of the Company’s secured borrowings aggregated approximately $32.1 million and $47.1 million as compared to the principal balance of $33.2 million and $47.0 million as of December 31, 2021 and 2020, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets, comprised of one interest rate swap derivative instrument entered into on August 9, 2021 in connection with the 2021 Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets was categorized as a Level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets. As of December 31, 2021, the fair value of the Company’s interest rate swap derivative instrument was approximately $1.0 million, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2021 and 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

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

See Note 6. Derivatives and Hedging Activities for further details.
Impairment
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the years ended December 31, 2021 and 2020.
Concentration of Credit Risks
As of December 31, 2021, the Company’s properties were leased primarily to a single tenant, the USPS. For the year ended December 31, 2021, approximately 18.3% of the Company's total rental income, or $7.0 million, was concentrated in Pennsylvania. For the year ended December 31, 2020, approximately 10.7% of the Company's total rental income, or $2.5 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on the Company’s overall business results.

The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units held by the Company’s CEO and the Company's Board of Directors. See Note 11. Stockholder’s Equity for further details.
Equity Based Compensation
The Company accounts for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the grant date fair value of equity-based awards. Equity-classified stock awards granted to employees and non-employees that have a service condition and/or a market condition

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Earnings per Share
The Company calculates net income (loss) per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of December 31, 2021 and 2020, the Company had unvested restricted shares of Class A common stock, LTIP Units and RSUs which provide for non-forfeitable rights to dividend and dividend-equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted net income per share pursuant to the two-class method. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, the Company combined tenant reimbursements with rental income on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the period beginning with the three months ended March 31, 2021. Upon adoption of the standard, the Company’s comparative statement of operations have been reclassified to conform to the new single component presentation of rental revenues and tenant reimbursements, classified within rental income in the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the year ended December 31, 2021, the Company recorded an operating ROU asset and a related operating lease liability, each totaling approximately $1.2 million, related to one office lease and four ground leases. The ROU lease asset is included in “Prepaid expenses and other assets, net” and the operating lease liability is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
Future Application of Accounting Standards
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2023 as a result of its classification as an EGC. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the years ended December 31, 2021 and 2020. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(1)	Total(2)
2021
March 31, 2021(3)	54	$3,493	$19,793	$428	$2,201	$51	$(474)	$723	$26,215
June 30, 2021(4)	71	5,364	23,550	268	2,207	28	(156)	(5)	31,256
September 30, 2021(5)	59	3,333	15,314	147	1,368	32	(581)	24	19,637
December 31, 2021(6)	54	6,096	21,031	186	1,750	123	(371)	(157)	28,658
	238	$18,286	$79,688	$1,029	$7,526	$234	$(1,582)	$585	$105,766

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (7)	Total (8)
2020
March 31, 2020(9)(10)(11)	83	$4,826	$24,573	$294	$2,477	$7	$(1,616)	$(34)	$30,527
June 30, 2020(12)	19	2,555	7,344	55	693	—	(39)	—	10,608
September 30, 2020 (13)	122	6,075	19,426	317	2,301	37	(1,068)	(33)	27,055
December 31, 2020 (14)	36	7,699	51,059	1,201	4,627	—	(680)	—	63,906
Total	260	$21,155	$102,402	$1,867	$10,098	$44	$(3,403)	$(67)	$132,096

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Explanatory Notes:
(1)Represents an insurance receivable assigned to the Company related to a property in a small portfolio that was destroyed by arson prior to acquisition by the Company during the three months ended March 31, 2021. The Company completed rebuilding such property which remained under lease to the USPS in the three months ended December 31, 2021 primarily using the insurance proceeds assigned by the seller to the Company. The insurance proceeds were received in April 2021. Also includes an intangible liability related to an unfavorable operating lease on a property acquired during the three months ended June 30, 2021 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. During the three months ended September 30, 2021, includes a below-market ground lease intangible asset. During the three months ended December 31, 2021, includes an intangible liability related to unfavorable operating leases on two properties that is included in “Accounts Payable, accrued expenses and other” on the Consolidated Balance Sheets.
(2)Includes closing costs of $0.5 million for the three months ended March 31, 2021, $0.9 million for the three months ended June 30, 2021, $0.5 million for the three months ended September 30, 2021 and $0.8 million for the three months ended December 31, 2021.
(3)Includes the acquisition of 54 properties in various states in individual or portfolio transactions for approximately $26.2 million, including closing costs, which was funded with borrowings under the 2019 Credit Facility.
(4)Includes the acquisition of 71 properties in various states in individual or portfolio transactions for approximately $31.3 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $9.0 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the 2019 Credit Facility.
(5)Includes the acquisition of 59 properties in various states in individual or portfolio transactions for approximately $19.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $6.5 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the 2021 Credit Facilities and, prior to its termination, the 2019 Credit Facility.
(6)Includes the acquisition of 54 properties in various states in individual or portfolio transactions for approximately $28.7 million, including closing costs, which was funded with borrowings under the 2021 Credit Facilities. In addition, the Company closed on one property accounted for as a direct financing lease and is included in “Investment in financing leases, net” on the Consolidated Balance Sheets.
(7)Includes an intangible liability related to unfavorable operating leases on three properties that is included in “Accounts Payable, accrued expenses and other” on the Consolidated Balance Sheets.
(8)Includes closing costs of $0.3 million for the three months ended March 31, 2020, $0.2 million for the three months ended June 30, 2020, $0.8 million for the three months ended September 30, 2020 and $1.3 million for the three months ended December 31, 2020.
(9)Includes the acquisition of a 21-property portfolio leased to the USPS for approximately $13.6 million, including closing costs, which was partially funded with the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $7.9 million using the share price of Class A common stock on the date of each issuance of such OP Units).
(10)Includes the acquisition of a 42-property portfolio leased to the USPS. The aggregate purchase price of such portfolio was approximately $8.8 million, including closing costs, which was funded with borrowings under the 2019 Credit Facility.
(11)Includes the acquisition of 20 properties in individual or smaller portfolio transactions for approximately $8.1 million, including closing costs.
(12)Includes the acquisition of a 13-property portfolio leased to the USPS in various states for approximately $7.2 million, including closing costs. In addition, the Company purchased six properties in individual or smaller portfolio transactions for approximately $3.4 million, including closing costs.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(13)Includes the acquisition of 122 properties in various states in individual or portfolio transactions for approximately $27.1 million, including closing costs, which was funded with borrowings under the 2019 Credit Facility. In addition, the Company closed on one property which is a direct financing lease and is included in “Investment in financing leases, net” on the Consolidated Balance Sheets.
(14)Includes the acquisition of 35 properties in various states in individual or portfolio transactions for approximately $16.3 million, including closing costs, which was funded with borrowings under the 2019 Credit Facility. In addition, the Company acquired an industrial property (“Industrial Facility”) for a total of $47.6 million, including closing costs, primarily leased to the USPS. The property was initially funded with borrowings under the 2019 Credit Facility. Refer to Note 5. Debt for a discussion of the subsequent property level financing related to the acquisition.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company's intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
December 31, 2021:	(in thousands)
In-place lease intangibles	$31,814	$(17,415)	$14,399
Above-market leases	319	(70)	249
Below-market leases	(13,654)	4,984	(8,670)

December 31, 2020:
In-place lease intangibles	$24,165	$(11,143)	$13,022
Above-market leases	85	(35)	50
Below-market leases	(12,076)	3,350	(8,726)
Amortization of in-place lease intangibles was $6.3 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Amortization of acquired above market leases was $0.03 million and $0.02 million for the years ended December 31, 2021 and 2020, respectively, and is included in “Rental income” on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of acquired below market leases was $1.6 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 31, 2021, the weighted average amortization period for the Company’s intangible assets was approximately 3.4 years, 4.0 years and 7.9 years for in-place lease intangibles, above-market leases and below-market leases, respectively.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2022	$5,463	$71	$(1,621)
2023	3,734	67	(1,256)
2024	2,595	50	(1,071)
2025	1,529	41	(896)
2026	796	20	(728)
Thereafter	282	—	(3,098)
Total	$14,399	$249	$(8,670)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Outstanding Balance as of December 31, 2021	Outstanding Balance as of December 31, 2020	Interest Rate at December 31, 2021	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$13,000	$—	LIBOR+150 bps(2)	January 2026
2019 Credit Facility	—	78,000	—	—
2021 Term Loan	50,000	—	LIBOR+145 bps(2)	January 2027
Secured Borrowings:
Vision Bank(3)	1,409	1,459	3.69%	September 2041
First Oklahoma Bank(4)	349	364	3.63%	December 2037
Vision Bank – 2018(5)	844	869	3.69%	September 2041
Seller Financing(6)	366	445	6.00%	January 2025
First Oklahoma Bank – April 2020(7)	—	4,522	—	—
First Oklahoma Bank – June 2020(8)	—	9,152	—	—
AIG – December 2020(9)	30,225	30,225	2.80%	January 2031
Total Principal	96,193	125,036
Unamortized deferred financing costs	(844)	(407)
Total Debt	$95,349	$124,629
Explanatory Notes:
(1)On September 27, 2019, the Company entered into the 2019 Credit Facility, which provided for revolving commitments in an aggregate principal amount of $100.0 million with an accordion feature that permitted the Company to borrow up to an additional $100.0 million for an aggregate total of $200.0 million.
On August 9, 2021, the Company entered into the 2021 Credit Facilities, which include the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan. In connection with entering into the 2021 Credit Facilities, the Company terminated the 2019 Credit Facility and paid off the outstanding loans thereunder. The 2021 Credit Facilities include an accordion feature which will permit the Company to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and up to an additional $50.0 million under the 2021 Term Loan, in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the 2021 Term Loan matures in January 2027. Borrowings under the 2021 Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility. The 2021 Credit Facilities contain a number of customary financial and non-financial covenants.

In addition, on August 9, 2021, the Company entered into an interest rate swap that effectively fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 2027. The interest rate swap initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of December 31, 2021. See Note 6. Derivatives and Hedging Activities below for further details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the years ended December 31, 2021 and 2020, the Company incurred $0.1 million and $0.3 million, respectively, of unused facility fees related to the 2019 Credit Facility and the 2021 Revolving Credit Facility. As of December 31, 2021, the Company was in compliance with all of the 2021 Credit Facilities’ debt covenants.
(2)Based upon the one-month U.S. Dollar LIBOR rate.
(3)Five properties are collateralized under this loan as of December 31, 2021. Mr. Spodek also provided a personal guarantee of payment for the entire outstanding amount thereunder as of December 31, 2020 and for 50.0% of the outstanding amount thereunder as of December 31, 2021. On September 30, 2021, the Company amended this loan to extend its maturity to September 2041 and reduce its interest rate to 3.69% fixed for five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the five year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
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
(6)In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)In connection with the purchase of a 13-property portfolio, the Company obtained $4.5 million of mortgage financing, at a fixed interest rate of 4.25% with interest only for the first 18 months, which would have reset in November 2026 to the greater of Prime or 4.25%. On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.06 million of deferred financing to costs to loss on early extinguishment of debt for the year ended December 31, 2021. See the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8)The loan was collateralized by first mortgage liens on 22 properties. Interest rates would have reset in January 2027 to the greater of Prime or 4.25%. On February 3, 2021, the Company fully repaid this mortgage financing and wrote off $0.15 million of deferred financing to costs to loss on early extinguishment of debt for the year ended December 31, 2021. See the Consolidated Statements of Operations and Comprehensive Income (Loss).
(9)The loan is secured by a first mortgage lien on the Industrial Facility. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
The weighted average maturity date for the Company's indebtedness as of December 31, 2021 and 2020 was 6.5 years and 6.6 years, respectively.
Cash paid for interest during the years ended December 31, 2021 and 2020 was $2.7 million and $2.3 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,	Amount
2022	$100
2023	106
2024	111
2025	118
2026	13,643
Thereafter	82,115
Total	$96,193

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 6. Derivatives and Hedging Activities

As disclosed above in Note 5. Debt, the Company entered into one interest rate swap derivative instrument on August 9, 2021 in connection with its 2021 Credit Facilities, which fixed the LIBOR component of the interest rate on $50.0 million portion of the 2021 Credit Facilities through January 29, 2027. The interest rate swap was initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of December 31, 2021.

The Company’s objectives in using the interest rate derivative are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swap as part of its interest rate risk management strategy. The interest rate swap is designated as a cash flow hedge, with its gain or loss recorded in “Accumulated other comprehensive income” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and subsequently reclassified into interest expense as interest payments are made on the Company’s 2021 Credit Facilities. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified from “Accumulated other comprehensive income” as an increase to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instrument in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.

Twelve Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2021
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$809
Amount of (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$(151)

Interest expense, net presented in the Consolidated Statements of Operations and Comprehensive Income (Loss), in which the effects of cash flow hedges are recorded, totaled $3.7 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company does not have any derivatives in a net liability position and has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of December 31, 2021, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of December 31, 2021 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company’s operating leases and direct financing leases are described below.
Rental income related to the Company’s leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses, including real estate taxes. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under Topic 842. As a result, rental income and tenant reimbursements were aggregated into a single line within rental income in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Fixed payments	$32,769	$20,269
Variable payments	5,507	3,046
	$38,276	$23,315
Future minimum lease payments to be received as of December 31, 2021 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):(1)

Year Ending December 31,	Amount
2022(2)	$33,662
2023	31,263
2024	27,256
2025	22,147
2026	15,180
Thereafter	12,414
Total	$141,922
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of December 31, 2021, the leases at 16 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease. Subsequent to December 31, 2021, the Company executed all leases for these properties.
Purchase Option Provisions

As of December 31, 2021, operating leases for 46 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
agreement. As of December 31, 2021, 42 of these properties acquired for an aggregate purchase price of approximately $24.9 million had an aggregate purchase option price of approximately $30.6 million and the remaining four properties acquired for an aggregate purchase price of approximately $6.8 million had purchase options exercisable at fair market value.
Direct Financing Leases
As of December 31, 2021, financing leases for two of the Company’s properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of December 31, 2021 and 2020 are summarized in the table below (in thousands):

	As of December 31,
	2021	2020
Total minimum lease payment receivable	$34,352	$1,010
Less: unearned income	(18,139)	(495)
Investment in financing leases, net	$16,213	$515

Revenue earned under direct financing leases for the years ended December 31, 2021 and 2020 were $0.2 million and $0.02 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Future lease payments to be received under the Company’s direct financing leases as of December 31, 2021 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2022	$1,137
2023	1,137
2024	1,137
2025	1,137
2026	1,137
Thereafter	28,667
Total	$34,352
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. On January 1, 2021 the Company adopted Topic 842 and recognized ROU assets of $1.2 million and lease liabilities of $1.2 million.
As of December 31, 2021, these leases had remaining terms, including renewal options, of two to 51 years and a weighted average remaining lease term of 21.9 years. Operating ROU assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” on the Consolidated Balance Sheets as follows (in thousands):

As of December 31, 2021
ROU asset – operating leases	$1,058
Lease liability – operating leases	$1,071
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.

Operating lease assets and liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 4.25% based on the yield of its current borrowings in determining its lease liabilities.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for each of the twelve months ended December 31, 2021 and 2020 was $0.2 million and $0.1 million, respectively.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2021 for the next five years and thereafter are as follows (in thousands):

2022	$227
2023	233
2024	109
2025	35
2026	35
Thereafter	1,145
Total future minimum lease payments	$1,784
Interest discount	(713)
Total	$1,071

Future minimum ground lease payments under Topic 840 as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2021	$24
2022	24
2023	24
2024	24
2025	26
Thereafter	1,155
Total	$1,277
Future minimum office lease payments under Topic 840 as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2021	$189
2022	195
2023	200
2024	76
Total	$660
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) pandemic which has been ongoing. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenants and operating results. For the year ended December 31, 2021, the Company received 100% of its rents and the Company believes there was no material impact caused by COVID-19 on the Company.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and PRM jointly elected to treat PRM as a TRS. PRM performs management services, including for properties the Company does not own. PRM generates income, resulting in federal and state corporate income tax liability for PRM. For the years ended December 31, 2021 and 2020, income tax expense related to PRM was $0.1 million and $0.1 million, respectively.
Other
As of December 31, 2021 and 2020, the Company’s consolidated balance sheets reflect a liability for unrecognized tax benefits in the amounts of $0.2 million and $0.4 million, respectively, primarily related to the utilization of certain loss carryforwards by UPH through May 16, 2019. For the years ended December 31, 2021 and 2020, the Company has accrued interest and penalties of $0.04 million and $0.07 million, respectively. These balances are included in the Consolidated Balance Sheets in "Accounts payable, accrued expenses and other liabilities". As of December 31, 2021, the Company estimates that unrecognized tax benefits may decrease by approximately $0.2 million within twelve months of the balance sheet date due to expiring statutes of limitation. In connection with the IPO, the Company recorded an indemnification asset for the unrecognized tax benefits due to an agreement from the indirect sole shareholder of UPH to reimburse the Company for such benefits. Accordingly, the Company’s unrecognized tax benefits, if recognized, would result in a decrease to the indemnification asset and have no impact on the effective tax rate. During the years ended December 31, 2021 and 2020, the Company reversed $0.2 million and $0.1 million, respectively, of unrecognized tax benefits inclusive of interest and penalties due to the expiration of statute of limitations, with an offsetting adjustment to the indemnification asset.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Gross unrecognized tax benefits, beginning of year	$364	$488
Additions based on tax positions taken in the current year	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(176)	(96)
Increases based on tax positions taken in prior periods	—	—
Decreases based on tax positions taken in prior periods	—	(28)
Total	$188	$364
The Company and PRM are subject to examinations by federal and state and local tax authorities beginning with the short tax year ended December 31, 2019. UPH was subject to examinations by federal tax authorities for tax years 2018 through 2019.
Cash paid for taxes for each of the years ended December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 9. Related Party Transactions
Management Fee Income
PRM recognized management fee income of $1.3 million and $1.1 million for the year ended December 31, 2021 and 2020, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued management fees receivable of $0.3 million and $0.3 million as of December 31, 2021 and 2020, respectively, are included in “Rents and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for the years ended December 31, 2021 and 2020 was $0.2 million and $0.2 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Transfer of Real Property
On May 28, 2020, the Company completed the separation of deed and transfer of the real property attributable to a de minimis non-postal tenant that shares space in a building leased to the USPS. At the time of the IPO a property located in Milwaukee, WI, a portion of which is leased to the USPS, was contributed to the Company. It was intended that the non-postal portion of the property would revert back to an entity affiliated with Mr. Spodek once a separation of the deed was completed. The portion of the property leased to the USPS remains owned by a wholly owned subsidiary of the Operating Partnership. The independent members of the Company's Board of Directors ratified the no consideration transfer.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $2.7 million as of December 31, 2021 and December 31, 2020, respectively. As a guarantor, Mr. Spodek’s interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company's interests and could result in a conflict of interest.
Share Purchase
On November 16, 2021, Mr. Spodek acquired 58,823 shares of the Company's Class A common stock at a price of $17.00 per share as a part of the Company's November Follow-on Offering (as defined below).
Note 10. Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	For the Years Ended December 31,
	2021	2020
Numerator for earnings per share – basic and diluted:
Net income (loss) attributable to common stockholders	$2,055	$(352)
Less: Income attributable to participating securities	(658)	(346)
Numerator for earnings per share — basic and diluted	$1,397	$(698)
Denominator for earnings per share – basic and diluted(1)	13,689,251	7,013,621
Basic and diluted earnings per share	$0.10	$(0.10)
Explanatory Note:
(1)For the year ended December 31, 2021, 302,552 restricted shares of Class A common stock, 85,386 restricted stock units (“RSUs”), 3,472,221 OP Units and 375,264 LTIP Units would not be dilutive and were not included in the computation of diluted EPS. For the year ended December 31, 2020, 218,613 restricted shares of Class A common stock, 62,096 RSUs, 2,640,795 OP Units and 209,008 LTIP Units would not be dilutive and were not included in the computation of diluted EPS. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis, held by non-controlling interests as of December 31, 2021 and 2020, respectively. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in the accompanying Consolidated Financial Statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.
Note 11. Stockholder’s Equity
On January 11, 2021, the Company priced a public offering of 3.25 million shares of its Class A common stock (the “January Follow-on Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “January Additional Shares”). The January Follow-on Offering, including the January Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.3 million in other expenses relating to the January Follow-on Offering.
On November 16, 2021, the Company priced a public offering of 4.25 million shares of its Class A common stock (the “November Follow-on Offering”) at $17.00 per share. On November 16, 2021, the underwriters purchased the full allotment of 637,500 shares pursuant to a 30-day option at $17.00 per share (the “November Additional Shares”). The November Follow-on Offering, including the November Additional Shares, closed on November 19, 2021 resulting in $83.1 million in gross proceeds, and approximately $79.0 million in net proceeds after deducting approximately $4.1 million in underwriting discounts and before giving effect to $0.2 million in other expenses relating to the November Follow-on Offering.
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
The following table summarizes the activity under the ATM Program for the periods presented (dollars and shares issued in thousands, except per share amounts). During the year ended December 31, 2021, 344,717 shares were issued under the ATM Program. As of December 31, 2021, the Company had approximately $43.1 million remaining that may be issued under the ATM Program.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Year Ended December 31, 2021
Shares issued	345
Gross proceeds	$6,894
Fees and issuance costs	432
Net proceeds	$6,462

Average gross sales price per share	$20.00
Dividends
During the year ended December 31, 2021, the Company's Board of Directors approved and the Company declared and paid dividends of $15.0 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.885 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 29, 2021	February 12, 2021	February 26, 2021	$0.2175
April 30, 2021	May 14, 2021	May 28, 2021	$0.2200
July 27, 2021	August 13, 2021	August 27, 2021	$0.2225
November 4, 2021	November 15, 2021	November 30, 2021	$0.2250
During the year ended December 31, 2020, the Company's Board of Directors approved and the Company declared and paid dividends of $8.2 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.79 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 30, 2020	February 14, 2020	February 28, 2020	$0.1700
April 30, 2020	May 11, 2020	May 29, 2020	$0.2000
July 30, 2020	August 14, 2020	August 31, 2020	$0.2050
October 30, 2020	November 16, 2020	November 30, 2020	$0.2150
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Predecessor’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company's CEO and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the year ended December 31, 2021, the Company issued 137,259 LTIP Units in February 2021 to the Company's CEO for his 2020 incentive bonus, his election to defer 100% of his 2021 annual salary and for long term incentive compensation and issued 28,997 LTIP Units in June 2021 to the Board of Directors for their annual retainers as compensation for their services as directors. In addition, during the years ended December 31, 2021 and 2020, the Company issued 831,426 and 483,333 OP Units, respectively, to certain contributors in connection with portfolio acquisitions.
As of December 31, 2021 and December 31, 2020, non-controlling interests consisted of 3,472,221 OP Units and 375,265 LTIP Units and 2,640,795 OP Units and 209,009 LTIP Units, respectively. This represented approximately 17.1% and 23.1% of the outstanding Operating Partnership units as of December 31, 2021 and 2020, respectively. Operating Partnership units and shares of common stock generally have the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, shares of the Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A common stock that were originally authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Plan to increase the total number of shares of Class A common stock that may be issued under the Plan (the “Plan Pool”) from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. As of December 31, 2021, the remaining shares available under the Plan for future issuance was 511,969. On April 27, 2021, the Board of Directors further amended the Plan to provide for an automatic increase annually in the Plan Pool starting from January 1, 2022, allowing the Plan Pool to equal to 10% of the Company’s fully diluted shares (including securities convertible into shares of the Class A common stock) outstanding on the last day of the immediately preceding fiscal year. The stockholders approved such amendment on June 18, 2021. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of December 31, 2021 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2021	218,613	209,009	62,096	489,718	$15.33
Granted	156,754	166,256	76,828	399,838	$16.31
Vesting of restricted shares (5)	(71,491)	—	(10,171)	(81,662)	$15.00
Forfeited	(1,324)	—	—	(1,324)	$16.60
Outstanding, as of December 31, 2021	302,552	375,265	128,753	806,570	$15.71
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of eight years. The time-based restricted share awards granted to the Company's independent directors vest over three years. 6,931 shares of Class A common stock were issued to a consultant under the consultancy agreement with the Company.
(3)Includes 346,268 LTIP Units to the Company’s CEO that vest over eight years and 28,997 LTIP Units to the Company's independent directors that vest over three years or cliff vest at the end of three years.
(4)Includes 46,714 RSUs granted to certain officers and employees of the Company during the year ended December 31, 2021 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2023. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 26,997 time-based RSUs issued for 2020 incentive bonuses to certain employees that vested fully on February 11, 2021, the date of grant, and 3,117 time-based RSUs granted to certain employees for their election to defer 2021 salary that vest on December 31, 2021. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(5)Includes 54,295 of restricted shares that vested and 17,196 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
In January 2022, the Company issued 100,850 LTIP Units to the Company’s CEO for his 2021 incentive bonus and his election to defer 100% of his 2022 annual salary, 46,161 restricted shares of Class A common stock to the Company’s president for his 2021 incentive bonus and 43,343 restricted shares of Class A common stock to the Company's Chief Financial Officer for his 2021 incentive bonus and his election to defer a portion of his 2022 annual salary. In addition, in January 2022, the Company issued 37,299 restricted shares of Class A common stock for annual grants to employees and consultants and 43,848 RSUs and 42,838 restricted shares of Class A common stock to other employees for their 2021 incentive bonus and election by an employee to defer a portion of 2022 annual salary. RSUs reflect the right to receive shares of Class A common stock. RSUs issued for 2021 incentive bonuses vested fully on the date of grant. RSUs issued in lieu of deferral of 2022 annual salary will cliff vest on December 31, 2022. LTIP Units issued to the Company’s CEO and restricted shares of Class A common stock issued to the president and Chief Financial Officer in lieu of cash compensation will cliff vest on the eighth anniversary of February 1, 2022. Certain restricted shares of Class A common stock issued to employees and consultants will vest in three equal, annual installments on each of the first three anniversaries of February 1, 2022, while other restricted shares of Class A common stock issued to employees in lieu of cash compensation will cliff vest on the third or eighth anniversary of February 1, 2022.
In addition, in January 2022, the Company issued an aggregate of 17,539 LTIP Units, 29,467 of restricted shares of Class A common stock and 47,007 RSUs to certain officers of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three-year period ending December 31, 2024, subject to continued employment with the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2024. Such RSU recipients may earn up to 150% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) on or after the date the RSUs were initially granted.
During the years ended December 31, 2021 and 2020, the Company recognized compensation expense of $3.6 million and $2.4 million, respectively, related to all awards.
The fair value of restricted shares that vested during the years ended December 31, 2021 and 2020 was $1.6 million and $1.1 million, respectively. The weighted average grant date fair value for awards issued in 2021 and 2020 was $16.31 and $14.20, respectively. As of December 31, 2021, there was $8.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.43 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock are reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of stock at the beginning of the offering period and the close of the offering period. As of December 31, 2021 and 2020, 16,293 and 7,189 shares have been issued under the ESPP since commencement, respectively. During each of the years ended December 31, 2021 and 2020, the Company recognized compensation expense of $0.02 million.
Note 12. Commitments and Contingencies
As of December 31, 2021, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.
In the ordinary course of the Company’s business, the Company enters into non-binding (except with regard to exclusivity and confidentiality) letters of intent indicating a willingness to negotiate for acquisitions. There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent, that the Company will close

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
the transactions contemplated by such contracts on time, or that the Company will consummate any transaction contemplated by any definitive contract.
Note 13. Subsequent Events
The Company's Board of Directors approved, and on February 1, 2022, the Company declared a fourth quarter common stock dividend of $0.2275 per share which is payable on February 28, 2022 to stockholders of record as of February 15, 2022.
As of March 11, 2022, the Company had $78.0 million drawn on the 2021 Credit Facilities, with a $50.0 million drawn on the 2021 Term Loan and $28.0 million drawn on the 2021 Revolving Credit Facility.

On March 4, 2022, the Company acquired a postal real estate consulting business and its employees through the issuance of 79,794 OP Units and $225,000 in cash to complement the Company's core business of acquiring, managing, servicing and being a consolidator of postal properties.
As of March 11, 2022 and during the period subsequent to December 31, 2021, the Company closed on the acquisitions of 39 properties for approximately $11.8 million, excluding closing costs, some of which include OP Units as part of the consideration.
As of March 11, 2022 and during the period subsequent to December 31, 2021, the Company had entered into definitive agreements to acquire 12 properties for approximately $13.5 million, some of which include OP Units as part of the consideration. The majority of these transactions are anticipated to close during the second and third quarters of 2022, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of December 31, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

PART IV
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page F-1.
(2)Financial Statement Schedules
Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page F-1.
(3)Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 49 and is incorporated herein by reference.

Postal Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2021

	Number of Properties (1)	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period (2)			Accumulated Depreciation	Date Acquired	Depreciable Life (Yrs) (3)
State			Land	Buildings & Improvements		Land	Buildings & Improvements	Total
Alabama	12	—	1,720	9,342	26	1,720	9,368	11,088	352	2013-2021	40
Alaska	1	—	15	51	—	15	51	66	7	2018	40
Arizona	1	—	181	703	—	181	703	884	14	2021	40
Arkansas	22	—	1,282	4,229	—	1,282	4,229	5,511	626	2013-2021	40
California	19	—	6,629	12,524	—	6,629	12,524	19,153	351	2019-2021	40
Colorado	18	—	1,214	9,587	48	1,214	9,636	10,850	563	2019-2021	40
Connecticut	6	—	714	3,226	—	714	3,226	3,940	212	2013-2021	40
Delaware	1	—	181	436	—	181	436	617	20	2020	40
Florida	15	—	2,814	6,763	50	2,814	6,809	9,623	282	2013-2021	40
Georgia	24	—	839	3,383	50	839	3,433	4,272	277	2013-2021	40
Hawaii	1	—	1,810	1,447	0	1,810	1,447	3,257	22	2021	40
Idaho	9	—	61	749	—	61	749	810	243	2013	40
Illinois	48	—	1,057	6,194	137	1,057	6,331	7,388	400	2013-2021	40
Indiana	21	—	890	5,455	100	890	5,555	6,445	295	2019-2021	40
Iowa	24	—	726	5,056	104	726	5,160	5,886	250	2013-2021	40
Kansas	25	—	921	8,556	5	921	8,561	9,482	347	2013-2021	40
Kentucky	7	—	175	1,448	—	175	1,448	1,623	167	2013-2021	40
Louisiana	27	—	1,614	5,937	53	1,614	5,989	7,603	656	2013-2021	40
Maine	40	—	1,281	4,033	63	1,281	4,096	5,377	307	2013-2020	40
Maryland	6	—	786	1,399	22	786	1,422	2,208	97	2013-2021	40
Massachusetts	15	—	2,458	8,399	84	2,458	8,483	10,941	1,730	2007-2021	40
Michigan	44	—	2,998	9,934	276	2,998	10,170	13,168	664	2011-2021	40
Minnesota	36	349	650	5,828	43	650	5,871	6,521	373	2013-2021	40
Mississippi	15	—	889	3,755	118	889	3,873	4,762	352	2013-2021	40
Missouri	30	—	1,152	5,378	195	1,152	5,573	6,725	348	2013-2021	40
Montana	12	—	381	2,892	94	381	2,986	3,367	193	2013-2021	40
Nebraska	17	—	96	1,696	31	96	1,727	1,823	91	2013-2021	40
Nevada	4	—	485	2,314	—	485	2,314	2,799	48	2013-2021	40
New Hampshire	7	—	417	1,185	8	417	1,193	1,610	49	2019-2021	40
New Jersey	4	—	226	818	16	226	835	1,061	35	2019-2021	40
New Mexico	4	—	328	555	—	328	555	883	42	2019-2021	40
New York	35	—	2,962	9,118	158	2,962	9,278	12,240	348	2019-2021	40
North Carolina	31	—	3,571	11,808	58	3,571	11,868	15,439	685	2013-2021	40
North Dakota	18	—	205	1,914	—	205	1,914	2,119	160	2013-2021	40
Ohio	24	844	2,402	8,632	67	2,402	8,699	11,101	719	2006-2021	40
Oklahoma	41	—	1,357	6,429	166	1,357	6,543	7,900	1,036	2013-2021	40
Oregon	1	—	480	597	—	480	597	1,077	29	2020	40
Pennsylvania	76	31,634	8,277	61,295	249	8,277	61,544	69,821	3,211	2005-2021	40
South Carolina	14	366	1,088	2,997	1,082	1,088	4,075	5,163	139	2019-2021	40
South Dakota	17	—	291	1,932	—	291	1,932	2,223	156	2013-2021	40
Tennessee	15	—	1,375	4,252	28	1,375	4,280	5,655	532	2013-2021	40
Texas	53	—	2,549	11,095	288	2,549	11,385	13,934	2,257	2005-2021	40
Utah	1	—	73	813	—	73	813	886	45	2020	40
Vermont	10	—	611	1,668	—	611	1,668	2,279	102	2019-2021	40
Virginia	17	—	1,059	4,494	17	1,059	4,511	5,570	184	2019-2021	40
Washington	7	—	456	1,341	—	456	1,341	1,797	97	2013-2021	40
West Virginia	17	—	365	3,006	6	365	3,012	3,377	79	2019-2021	40
Wisconsin	70	—	2,406	15,255	206	2,406	15,454	17,860	1,641	2005-2021	40
Wyoming	2	—	21	160	—	21	160	181	51	2013	40
	964	$33,193	$64,538	$280,078	$3,848	$64,538	$283,827	$348,365	$20,884

Explanatory Notes:
(1) Excludes two properties accounted for as direct financing leases.
(2) The aggregate cost for Federal Income Tax purposes was approximately $353.8 million as of December 31, 2021.
(3) Estimated useful life for buildings.

The following table reconciles real estate for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Beginning Balance	$247,072	$120,584
Acquisitions	99,006	125,423
Capital Improvements	2,492	1,151
Write-offs	(37)	(86)
Other	(168)	—
Ending Balance	$348,365	$247,072
Explanatory Note:
(1)Other includes reclassification adjustments.
The following table reconciles accumulated depreciation for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Beginning Balance	$(13,215)	$(8,814)
Depreciation expense	(7,706)	(4,487)
Write-offs	37	86
Ending Balance	$(20,884)	$(13,215)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of May 15, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
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

10.2	Postal Realty Trust, Inc. Amended and Restated Alignment of Interest Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020).†
10.3
Representation, Warranty and Indemnity Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Andrew Spodek (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.4
Tax Indemnification Agreement, dated as of May 14, 2019, by and among the Company, United Properties Holding, Inc., United Post Office Investments, Inc. and Andrew Spodek (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.5	Form of Right of First Offer Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
10.6
Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP, Andrew Spodek, Tayaka Holdings, LLC and IDJ Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.7
Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Nationwide Postal Management Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.8
Tax Protection Agreement, dated as of May 14, 2019, by and among the Company, Postal Realty LP and Unlimited Postal Holdings LP (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.9	Form of Third Party Management Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
10.10
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Patrick Donahue (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.11
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Anton Feingold (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.12
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.13
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jane Gural-Senders (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.14
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Barry Lefkowitz (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.15
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.16
Indemnification Agreement, dated as of January 1, 2021, by and between the Company and Robert B. Klein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).†

10.17
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Matt Brandwein (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.18
Employment Agreement, dated June 26, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.19
Employment Agreement, dated June 26, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.20
Employment Agreement, dated December 30, 2020, by and between the Company and Robert B. Klein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021).†

10.21	2019 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
10.22
Amendment No. 1 to the Postal Realty Trust, Inc. 2019 Equity Incentive Plan, effective as of June 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).†

10.23
Amendment No. 2 to the Postal Realty Trust, Inc. 2019 Equity Incentive Plan, effective as of June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021).†

10.24	Form of 2019 Equity Incentive Plan Stock Award Agreement and Notice (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†

Exhibit Number	Description
10.25	Form of 2019 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
10.26	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
10.27
Credit Agreement, dated August 9, 2021, by and among Postal Realty LP, the Company, the certain subsidiaries from time to time party thereto as guarantors, and Bank of Montreal, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021).

10.28	Form of Open Market Sale Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 14, 2020).
10.29
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

10.30
Promissory Note (USLIC), dated December 18, 2020, made by Thorn Hill Postal Realty Holdings LLC to The United States Life Insurance Company in the City of New York (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

10.31
Promissory Note (USLIC – Fortitude), dated December 18, 2020, made by Thorn Hill Postal Realty Holdings LLC to The United States Life Insurance Company in the City of New York (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

10.32
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

21.1	Subsidiaries of the Company.*
23.1	Consent of BDO USA, LLP.*
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*Filed herewith
†Compensatory plan or arrangement
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: March 11, 2022	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	March 11, 2022
Andrew Spodek	(Principal Executive Officer)

/s/ Robert B. Klein	Chief Financial Officer	March 11, 2022
Robert B. Klein	(Principal Financial Officer)

/s/ Matt Brandwein	Senior Vice President and Chief Accounting Officer	March 11, 2022
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chair of	March 11, 2022
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	March 11, 2022
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	March 11, 2022
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	March 11, 2022
Anton Feingold