Form 10-Q
period 2022-03-31
Postal Realty Trust, Inc.
filed 2022-05-13
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of May 11, 2022, the registrant had 18,764,947 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$69,960	$64,538
Building and improvements	301,023	278,396
Tenant improvements	5,645	5,431
Total real estate properties, at cost	376,628	348,365
Less: Accumulated depreciation	(23,139)	(20,884)
Total real estate properties, net	353,489	327,481
Investment in financing leases, net	16,189	16,213
Total real estate investments	369,678	343,694
Cash	5,958	5,857
Escrows and reserves	1,297	1,169
Rent and other receivables	2,454	4,172
Prepaid expenses and other assets, net	10,699	7,511
Goodwill and other intangible assets	1,676	—
Deferred rent receivable	822	666
In-place lease intangibles, net	14,579	14,399
Above market leases, net	259	249
Total Assets	$407,422	$377,717

Liabilities and Equity
Liabilities:
Term loan, net	$49,391	$49,359
Revolving credit facility	40,000	13,000
Secured borrowings, net	32,907	32,990
Accounts payable, accrued expenses and other	6,563	8,225
Below market leases, net	9,978	8,670
Total Liabilities	138,839	112,244

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 18,765,418 and 18,564,421 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	188	186
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	239,779	237,969
Accumulated other comprehensive income	2,838	766
Accumulated deficit	(22,579)	(18,879)
Total Stockholders’ Equity	220,226	220,042
Operating Partnership unitholders’ non-controlling interests	48,357	45,431
Total Equity	268,583	265,473
Total Liabilities and Equity	$407,422	$377,717
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$11,349	$8,487
Fee and other	582	342
Total revenues	11,931	8,829

Operating expenses:
Real estate taxes	1,590	1,089
Property operating expenses	1,530	910
General and administrative	3,642	2,569
Depreciation and amortization	4,110	3,169
Total operating expenses	10,872	7,737

Income from operations	1,059	1,092

Other income	487	36

Interest expense, net:
Contractual interest expense	(686)	(645)
Write-off and amortization of deferred financing fees	(129)	(145)
Loss on early extinguishment of debt	—	(202)
Interest income	1	1
Total interest expense, net	(814)	(991)

Income before income tax expense	732	137
Income tax expense	(11)	(11)

Net income	721	126
Net income attributable to Operating Partnership unitholders’ non-controlling interests	(126)	(23)

Net income attributable to common stockholders	$595	$103

Net income per share:
Basic and Diluted	$0.02	$0.00

Weighted average common shares outstanding:
Basic and Diluted	18,368,130	12,448,326

Comprehensive income:
Net income	$721	$126
Unrealized gain on financial instrument	2,511	—
Comprehensive income	3,232	126
Comprehensive income attributable to Operating Partnership unitholders’ non-controlling interests	(565)	(23)
Comprehensive income attributable to common stockholders	$2,667	$103

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance - December 31, 2020	9,464,403	$95	$100,812	$—	$(8,917)	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	3,737,500	37	53,203	—	—	53,240	—	53,240
Issuance and amortization of equity-based compensation	149,121	1	885	—	—	886	230	1,116
Issuance and amortization under ESPP	3,987	—	66	—	—	66	—	66
Restricted stock withholdings	(1,291)	—	(21)	—	—	(21)	—	(21)
Dividends declared ($0.2175 per share)	—	—	—	—	(2,916)	(2,916)	(650)	(3,566)
Net income	—	—	—	—	103	103	23	126
Reallocation of non-controlling interest	—	—	(3,831)	—	—	(3,831)	3,831	—
Balance – March 31, 2021	13,353,720	$133	$151,114	$—	$(11,730)	$139,517	$31,083	$170,600

Balance - December 31, 2021	18,591,627	186	237,969	766	(18,879)	220,042	45,431	265,473
Issuance of OP Units in connection with transactions	—	—	—	—	—	—	3,238	3,238
Issuance and amortization of equity-based compensation	199,102	2	1,426	—	—	1,428	371	1,799
Issuance and amortization under ESPP	5,387	—	100	—	—	100	—	100
Restricted stock withholdings	(3,492)	—	(62)	—	—	(62)	—	(62)
Dividends declared ($0.2275 per share)	—	—	—	—	(4,295)	(4,295)	(902)	(5,197)
Accumulated other comprehensive income	—	—	—	2,072	—	2,072	439	2,511
Net income	—	—	—	—	595	595	126	721
Reallocation of non-controlling interest	—	—	346	—	—	346	(346)	—
Balance – March 31, 2022	18,792,624	$188	$239,779	$2,838	$(22,579)	$220,226	$48,357	$268,583

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$721	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,346	1,768
Amortization of in-place intangibles	1,764	1,401
Write-off and amortization of deferred financing costs	129	145
Amortization of above/below market leases	(522)	(377)
Amortization of intangible liability	(16)	(4)
Equity based compensation	1,706	1,129
Loss on early extinguishment of debt	—	202
Deferred rent receivable	(156)	(62)
Deferred rent expense payable	3	—
Other	12	23
Changes in assets and liabilities:
Rent and other receivables	1,364	203
Prepaid expenses and other assets	606	163
Accounts payable, accrued expenses and other	(1,337)	(201)
Net cash provided by operating activities	6,620	4,520

Cash flows from investing activities:
Acquisition of real estate	(25,456)	(25,399)
Investment in financing leases	(10)	—
Escrows for acquisition and construction deposits	(1,445)	(298)
Capital improvements	(851)	(372)
Insurance proceeds related to property damage claims	378	125
Other investing activities	(305)	—
Net cash used in investing activities	(27,689)	(25,944)

Cash flows from financing activities:

Repayments of secured borrowings	(88)	(13,782)
Proceeds from revolving credit facility	29,000	24,500
Repayments of revolving credit facility	(2,000)	(38,000)
Repayments from other financing activity	—	(53)
Net (costs) proceeds from issuance of shares	(199)	53,725
Deferred offering costs	—	(135)
Debt issuance costs	—	(5)
Proceeds from issuance of ESPP shares	83	53
Shares withheld for payment of taxes on restricted share vesting	(162)	(21)
Distributions and dividends	(5,197)	(3,566)
Other financing activities	(139)	(102)
Net cash provided by financing activities	21,298	22,614

Net increase (decrease) in Cash and Escrows and Reserves	229	1,190
Cash and Escrows and Reserves at the beginning of period	7,026	3,271
Cash and Escrow and Reserves at the end of period	$7,255	$4,461

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized gain on interest rate swaps, net	2,511	—
OP Units issued for property acquisitions	1,787	—
OP Units issued for business acquisition	1,451	—
Reallocation of non-controlling interest	346	3,831
Reclassification of acquisition deposits included in prepaid expenses and other assets	280	792
Accrued capital expenditures included in accounts payable and accrued expenses	272	210
Write-off of fixed assets no longer in service	86	—
Accrued costs of capital included in accounts payable and accrued expenses	—	378
Right of use assets	—	1,118

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Postal Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on November 19, 2018. On May 17, 2019, the Company completed its initial public offering (“IPO”) of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”). The Company contributed the net proceeds from the IPO to Postal Realty LP, a Delaware limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (the “OP Units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions. Prior to the completion of the IPO and the formation transactions, the Company had no operations.
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2022, the Company held an approximately 82.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of March 31, 2022, the Company owned a portfolio of 1,016 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”).
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (formerly known as Postal Realty Management TRS, LLC) (“REAC”), the Company provides fee-based third party property management services for an additional 397 properties, which are owned by Mr. Spodek and his affiliates, and certain advisory services to third-party owners of postal properties.

Pursuant to the Company’s articles of amendment and restatement, the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.
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
Pursuant to the Jumpstart Our Business Startups Act, the Company qualifies as an emerging growth company (“EGC”). An EGC may choose, as the Company has done, to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity in the Consolidated Balance Sheets. Accordingly, the presentation of net income reflects the income attributed to controlling and non-controlling interests.
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
This interim financial information should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022. All material intercompany accounts and transactions have been eliminated.
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
Deferred Costs

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component (the "2021 Term Loan") of the Company's existing credit facilities (the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "2021 Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the 2021 Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Cash	$5,958	$5,857
Escrows and reserves:
Maintenance reserve	855	827
Real estate tax reserve	386	250
ESPP reserve	56	92
Cash and escrows and reserves	$7,255	$7,026
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Fee and other primarily consist of (i) property management fees, (ii) income recognized from properties accounted for as financing leases and (iii) fees earned from providing advisory services to third-party owners of postal properties.
The management fees arise from contractual agreements with entities that are affiliated with the Company’s chief executive officer (“CEO”). Management fee income is recognized as earned under the respective agreements.
Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within "Investments in financing leases, net" on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing leases. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing leases and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing leases is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income and produces a constant periodic rate of return on the investment in financing leases, net.
Revenue from advisory services is generated from service contracts generally based on (i) time and expense arrangements (where the Company recognizes revenues based on hours incurred and contracted rates), (ii) fixed-fee arrangements (where the Company recognizes revenues earned to date by applying the proportional performance method) or (iii) performance-based or contingent arrangements (where the Company recognizes revenues at a point in time when the client obtains control of the promised service). Reimbursable expenses for the advisory services, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in general and administrative expenses in the period in which the expense is incurred.

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any non-controlling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Intangible assets may include customer relationships, trademarks and acquired software. Identifiable intangible assets with finite lives are amortized over their expected useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
results of operations of acquired businesses are included in the Company’s Consolidated Financial Statements from the acquisition date.

The Company evaluates goodwill for impairment at least annually, or as circumstances warrant. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment loss is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit.

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. The Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, the Company estimates the fair value of the asset group to determine whether an impairment loss should be recognized.

Fair Value of Financial Instruments
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities as of March 31, 2022 and December 31, 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2022 and December 31, 2021 due to their short maturities.
As of March 31, 2022 and December 31, 2021, the Company had investment in financing leases, net with a carrying value of $16.2 million and $16.2 million, respectively, net and effective interest rates ranging from 6.48% and 7.89%. The carrying value of the investment in financing leases approximated their fair market value as of March 31, 2022 and December 31, 2021. The fair value of the Company’s direct financing leases was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable rate. The fair value of the Company’s secured borrowings aggregated approximately $30.2 million and $32.1 million as compared to the principal balance of $33.1 million and $33.2 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets was categorized as a Level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s interest rate swap derivative instrument was approximately $3.5 million and $1.0 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

See Note 6. Derivatives and Hedging Activities for further details.
Impairment
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three months ended March 31, 2022 and 2021.
Concentration of Credit Risks
As of March 31, 2022, the Company’s properties were leased primarily to a single tenant, the USPS. For the three months ended March 31, 2022, 17.2% of the Company’s total rental income, or $2.0 million, was concentrated in Pennsylvania. For the three months ended March 31, 2021, 19.6% of the Company's total rental income, or $1.7 million, was concentrated in Pennsylvania . The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in any of these areas and could have an effect on the Company’s overall business results.
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
Earnings per Share
The Company calculates net income per share based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of March 31, 2022 and 2021, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted net income per share pursuant to the two-class method. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
Future Application of Accounting Standards
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" approach. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance will be effective for the Company on January 1, 2023, as a result of its classification as an EGC. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the three months ended March 31, 2022. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2022
March 31, 2022	(3)	50	$5,422	$22,233	$214	$1,889	$28	$(1,848)	$(363)	$27,575
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases on two properties during the three months ended March 31, 2022 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
(2)Includes closing costs of approximately $0.6 million for the three months ended March 31, 2022.
(3)Includes the acquisition of 50 properties in various states in individual or portfolio transactions for a price of approximately $27.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $1.8 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the Credit Facilities.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated (Amortization) /Accretion	Net Carrying Amount
		(in thousands)
March 31, 2022:
In-place lease intangibles	$33,758	$(19,179)	$14,579
Above-market leases	347	(88)	259
Below-market leases	(15,502)	5,524	(9,978)

December 31, 2021:
In-place lease intangibles	$31,814	$(17,415)	$14,399
Above-market leases	319	(70)	249
Below-market leases	(13,654)	4,984	(8,670)
Amortization of in-place lease intangibles was $1.8 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above market leases was $0.02 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below market leases was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2022-Remaining	$4,116	$60	$(1,316)
2023	4,174	77	(1,529)
2024	3,000	59	(1,294)
2025	1,795	42	(1,049)
2026	999	21	(875)
Thereafter	495	—	(3,915)
Total	$14,579	$259	$(9,978)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Outstanding Balance as of March 31, 2022	Outstanding Balance as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$40,000	$13,000	LIBOR+150 bps(2)	January 2026
2021 Term Loan(1)	50,000	50,000	LIBOR+145 bps(2)	January 2027

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	345	349	3.625%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	282	366	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	123,105	96,193
Unamortized deferred financing costs	(807)	(844)
Total Debt	$122,298	$95,349
Explanatory Notes:
(1)On August 9, 2021, the Company entered into the Credit Facilities, which included the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan. In connection with entering into the Credit Facilities, the Company terminated its previous credit facility and paid off the outstanding loans thereunder. The Credit Facilities include an accordion feature which permit the Company to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and, prior to the First Amendment (as defined below), up to an additional $50.0 million under the 2021 Term Loan, in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the 2021 Term Loan matures in January 2027. Prior to the First Amendment, borrowings under the Credit Facilities carried an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the three months ended March 31, 2022 and 2021, the Company incurred $0.06 million and $0.05 million, respectively, of unused facility fees related to its previous credit facility and the 2021 Revolving Credit Facility. As of March 31, 2022, the Company was in compliance with all of the Credit Facilities’ debt covenants.
On May 11, 2022, the Company amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan") that matures in February 2028, increase the accordion feature under the Credit Facilities for term loans to $75.0 million, replace LIBOR with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. As amended, the Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan and the 2022 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. The Adjusted Term SOFR option is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”).
(2)Based upon the one-month U.S. Dollar LIBOR rate.
(3)Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the five year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.625% fixed for the first five years, then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.
(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(6)In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
The weighted average maturity date for the Company's indebtedness as of March 31, 2022 and December 31, 2021 was 5.7 years and 6.5 years, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,	Amount

2022 - Remaining	$12
2023	106
2024	112
2025	118
2026	40,641
Thereafter	82,116
Total	$123,105
Note 6. Derivatives and Hedging Activities

On August 9, 2021, the Company entered into an interest rate swap that effectively fixed the LIBOR component of the interest rate on $50.0 million of the Credit Facilities through January 29, 2027. The interest rate swap initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of March 31, 2022. Upon entry into the First Amendment, the Company concurrently amended this interest rate swap to reference SOFR instead of LIBOR.

On May 11, 2022, the Company entered into two additional interest rate swaps that effectively fixed the SOFR component of the interest rate on $50.0 million of the Credit Facilities through February 11, 2028. The interest rate swaps initially applied to the $50.0 million amount outstanding under the 2022 Term Loan, fixing the interest rate for the 2022 Term Loan initially at 4.237%.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” in the Consolidated Statements of Operations and Comprehensive Income and subsequently reclassified into interest expense as interest payments are made on the Company’s Credit Facilities. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instrument on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2022	2021
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$2,426	$—
Amount of (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$(85)	$—

Interest expense, net presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $0.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company does not have any derivatives in a net liability position and has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of March 31, 2022, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of March 31, 2022 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
Rental income related to the Company’s leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses, including real estate taxes. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under Topic 842. As a result, rental income and tenant reimbursements were aggregated into a single line within rental income in the Consolidated Statements of Operations and Comprehensive Income.
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Fixed payments	$9,664	$7,345
Variable payments	1,685	1,142
	$11,349	$8,487
Future minimum lease payments to be received as of March 31, 2022 under non-cancellable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,	Amount (1)
(in thousands)
2022 - Remaining (2)	$26,940
2023	33,904
2024	30,962
2025	25,355
2026	18,689
Thereafter	20,324
Total	$156,174
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of March 31, 2022, the leases at 11 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of March 31, 2022, operating leases for 50 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of March 31, 2022, 47 of these properties acquired for an aggregate purchase price of approximately $36.2

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
million had an aggregate purchase option price of approximately $43.4 million and the remaining three properties acquired for an aggregate purchase price of approximately $6.7 million had purchase options exercisable at fair market value.
Direct Financing Leases
As of March 31, 2022 and December 31, 2021, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of March 31, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	As of March 31, 2022	As of December 31, 2021

Total minimum lease payment receivable	$34,068	$34,352
Less: unearned income	(17,879)	(18,139)
Investment in financing leases, net	$16,189	$16,213

Revenue earned under direct financing leases for the three months ended March 31, 2022 and 2021 were $0.3 million and $0.01 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of March 31, 2022 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
(in thousands)
2022 – Remaining	$853
2023	1,137
2024	1,137
2025	1,137
2026	1,137
Thereafter	28,667
Total	$34,068
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of March 31, 2022, these leases had remaining terms, including renewal options, of two to 51 years and a weighted average remaining lease term of 22.5 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” in the Consolidated Balance Sheets as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
ROU asset – operating leases	$1,011	$1,058
Lease liability – operating leases	$1,026	$1,071
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expense for each of the three months ended March 31, 2022 and 2021 was $0.06 million and $0.1 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2022 for the next five years and thereafter are as follows (in thousands):

2022 — Remaining	$171
2023	233
2024	109
2025	35
2026	35
Thereafter	1,144
Total future minimum lease payments	1,727
Interest discount	(701)
Total	$1,026
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) pandemic which has been ongoing. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s tenants and operating results. For the three months ended March 31, 2022, the Company received 100% of its rents and the Company believes there was no material impact caused by COVID-19 on the Company.
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For each of the three months ended March 31, 2022 and 2021, income tax expense related to REAC was $0.01 million.
Other
In connection with the IPO, the indirect sole shareholder of United Postal Holdings, Inc. ("UPH"), a portion of our predecessor, agreed to reimburse the Company for unrecognized tax benefits primarily related to the utilization of certain loss carryforwards at UPH. The Company recorded an indemnification asset in the same amount as the unrecognized tax benefits. The indirect sole shareholder of UPH will be responsible for all tax related matters related to UPH.
As of March 31, 2022 and December 31, 2021, the Company had unrecognized tax benefits of $0.2 million and $0.2 million, respectively, which are inclusive of interest and penalties, and a corresponding indemnification asset, which are included in "Prepaid expenses and other assets" on the Consolidated Balance Sheets.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.3 million for each of the three months ended March 31, 2022 and 2021 from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.3 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, are included in “Rents and other receivables” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for each of the three months ended March 31, 2022 and 2021 were $0.05 million and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek, the Company's CEO, personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Share Purchase

On November 16, 2021, Mr. Spodek acquired 58,823 shares of the Company's Class A common stock at a price of $17.00 per share as a part of the Company's November 2021 Offering (as defined below).
Note 10. Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended March 31,
	2022	2021

Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$595	$103
Less: Income attributable to participating securities	(229)	(147)
Numerator for earnings per share — basic and diluted	$366	$(44)

Denominator for earnings per share – basic and diluted (1)	18,368,130	12,448,326
Basic and diluted earnings per share	$0.02	$0.00
Explanatory Note:
(1) For the three months ended March 31, 2022, 492,686 restricted shares of Class A common stock, 135,276 RSUs, 3,651,937 OP Units and 493,654 LTIP Units would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the period. For the three months ended March 31, 2021, 364,311 restricted shares of Class A common stock, 88,503 RSUs, 2,640,795 OP Units and 346,268 LTIP Units would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the period. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis, held by non-controlling interests as of March 31, 2022 and 2021, respectively. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in the accompanying Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted earnings per share.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 11. Stockholder’s Equity
On January 11, 2021, the Company priced a public offering of 3.25 million shares of its Class A common stock (the “January 2021 Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “January 2021 Additional Shares”). The January 2021 Offering, including the January 2021 Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.6 million in other related expenses.
On November 16, 2021, the Company priced a public offering of 4.25 million shares of its Class A common stock (the “November 2021 Offering”) at $17.00 per share. On November 16, 2021, the underwriters purchased the full allotment of 637,500 shares pursuant to a 30-day option at $17.00 per share (the “November 2021 Additional Shares”). The November 2021 Offering, including the November 2021 Additional Shares, closed on November 19, 2021 resulting in $83.1 million in gross proceeds, and approximately $79.0 million in net proceeds after deducting approximately $4.1 million in underwriting discounts and before giving effect to $0.2 million in other related expenses.
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
During the year ended December 31, 2021, 344,717 shares were issued under the ATM Program. During the three months ended March 31, 2022, the Company did not issue any shares under the ATM Program. As of March 31, 2022, the Company had approximately $43.1 million remaining that may be issued under the ATM Program.
Dividends
During the three months ended March 31, 2022, the Board of Directors approved and the Company declared and paid dividends of $5.2 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2275 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 1, 2022	February 15, 2022	February 28, 2022	$0.2275
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the three months ended March 31, 2022, the Company issued 118,389 LTIP Units in January 2022 to the Company’s CEO for his 2021 incentive bonus, his election to defer 100% of his 2022 annual salary and for long term incentive compensation. In addition, during the three months ended March 31, 2022, the Company issued 179,716 OP Units to certain contributors in connection with portfolio acquisition and business acquisition (for further details, see Note 13. Business Acquisitions).
As of March 31, 2022 and December 31, 2021, non-controlling interests consisted of 3,651,937 OP Units and 493,654 LTIP Units and 3,472,221 OP Units and 375,265 LTIP Units, respectively. This represented approximately 18.0% and 17.1% of the outstanding Operating Partnership units as of March 31, 2022 and December 31, 2021, respectively. OP Units and shares of common stock generally have the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
or at the Company's sole discretion, shares of the Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. The maximum number of shares of Class A common stock that were originally authorized for issuance under the Plan were 541,584. On April 27, 2020, the Board of Directors amended the Plan to increase the total number of shares of Class A common stock that may be issued under the Plan (the "Plan Pool") from 541,584 shares to 1,291,584 shares. The stockholders approved such amendment on June 26, 2020. On April 27, 2021, the Board of Directors further amended the Plan to provide for an automatic increase annually in the Plan Pool starting from January 1, 2022, allowing the Plan Pool to equal to 10% of the Company’s fully diluted shares (including securities convertible into shares of the Class A common stock) outstanding on the last day of the immediately preceding fiscal year. The stockholders approved such amendment on June 18, 2021. As of March 31, 2022, the remaining shares available under the Plan for future issuance was 1,211,337. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of March 31, 2022 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2022	302,552	375,265	128,753	806,570	$15.71
Granted	199,102	118,389	90,851	408,342	$17.24
Vesting of restricted shares(5)	(8,968)	—	—	(8,968)	$16.40
Forfeited	—	—	—	—	$—
Outstanding, as of March 31, 2022	492,686	493,654	219,604	1,205,944	$16.22
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years or eight years. The time-based restricted share awards granted to the Company's independent directors vest over three years.
(3)Includes 464,657 LTIP Units granted to the Company’s CEO that vest over eight years and 28,997 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years.
(4)Includes 47,005 RSUs granted to certain officers and employees of the Company during the three months ended March 31, 2022, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2024. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 40,961 time-based RSUs issued for 2021 incentive bonuses to certain employees that vested fully on January 31, 2022, the date of grant, and 2,885 time-based RSUs granted to certain employees for their election to defer a portion of their 2022 salary that will vest on December 31, 2022. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(5)Includes 5,476 of restricted shares that vested and 3,492 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $1.7 million and $1.1 million, respectively, related to all awards.
As of March 31, 2022, there was $13.4 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.7 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of March 31, 2022 and December 31, 2021, 21,680 and 16,293 shares have been issued under the ESPP since commencement, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $0.02 million and $0.01 million, respectively.
Note 12. Commitments and Contingencies
As of March 31, 2022, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Company, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position, or which is not covered by insurance.
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
Note 13. Business Acquisition
On March 4, 2022, the Company acquired a postal real estate consulting business and its employees (the “Business”) through the issuance of 79,794 OP Units and $0.2 million in cash for an aggregate purchase price of approximately $1.7 million to complement the Company's core business of acquiring, managing, servicing and being a consolidator of postal properties.
The accounting for a business combination is dependent upon obtaining valuations and other information for certain assets and liabilities which have not yet been completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities require the use of judgment to determine the appropriate assumptions. Until the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for the Business is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company’s results of operations and financial position.
The Company has provisionally recorded an intangible asset related to the customer relationships and trade name of approximately $0.2 million and goodwill of approximately $1.5 million. The goodwill recorded is deductible for income tax purposes. All assets acquired in connection with the business acquisition were assigned to the Company’s single reportable segment. The results of operations of this acquired business have been included since the acquisition date. Pro forma information has not been presented for this business acquisition because such information is not material to the financial statements.
Note 14. Subsequent Events
The Company's Board of Directors approved, and on April 28, 2022, the Company declared a first quarter common stock dividend of $0.23 per share, which is payable on May 27, 2022 to stockholders of record as of May 13, 2022.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On May 11, 2022, the Company entered into the First Amendment to the Credit Facilities. See Note 5. Debt for additional details. As of the date of these Consolidated Financial Statements, the Company had $110.0 million drawn on the Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $50.0 million drawn on the 2022 Term Loan and $10.0 million drawn on the 2021 Revolving Credit Facility.
As of May 11, 2022 and during the period subsequent to March 31, 2022, the Company closed on the acquisitions of 44 properties for approximately $14.0 million, excluding closing costs, some of which include OP Units as part of the consideration.
As of May 11, 2022 and during the period subsequent to March 31, 2022, the Company had entered into definitive agreements to acquire 107 properties for approximately $34.6 million, some of which include OP Units as part of the consideration. The majority of these transactions are anticipated to close during the second and third quarters of 2022, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•limitations imposed on our business in order to maintain our status as a REIT and our failure to maintain such status; and
•public health threats such as the coronavirus (COVID-19) pandemic.
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the three months ended March 31, 2022, we acquired 50 properties leased to the USPS for approximately $27.6 million, including closing costs. As of March 31, 2022, our portfolio consists of 1,016 owned properties, located in 49 states and one territory and comprising approximately 4.7 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of May 11, 2022, we owned approximately 81.9% of our outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program and Follow-on Offerings
On December 14, 2020, we entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. ("D.A. Davidson"), pursuant to which we may offer and sell, from time to time, shares our Class A common stock having an aggregate sales price of up to $50.0 million. On May 14, 2021, we delivered to D.A. Davidson a notice of termination of the open market sale agreement with D.A. Davidson, which termination became effective May 14, 2021. During the year ended December 31, 2021, 344,717 shares were issued under the ATM Program. As of March 31, 2022, we had approximately $43.1 million of availability remaining under the ATM Program.
On January 11, 2021, we priced a public offering of 3.25 million shares of our Class A common stock (the “January 2021 Offering”) at $15.25 per share. On January 11, 2021, the underwriters purchased the full allotment of 487,500 shares pursuant to a 30-day option at $15.25 per share (the “January 2021 Additional Shares”). The January 2021 Offering, including the January 2021 Additional Shares, closed on January 14, 2021 resulting in $57.0 million in gross proceeds, and approximately $53.9 million in net proceeds after deducting approximately $3.1 million in underwriting discounts and before giving effect to $0.6 million in other related expenses.
On November 16, 2021, we priced a public offering of 4.25 million shares of our Class A common stock (the “November 2021 Offering”) at $17.00 per share. On November 16, 2021, the underwriters purchased the full allotment of 637,500 shares pursuant to a 30-day option at $17.00 per share (the “November 2021 Additional Shares”). The November 2021 Offering, including the November 2021 Additional Shares, closed on November 19, 2021 resulting in $83.1 million in gross proceeds, and approximately $79.0 million in net proceeds after deducting approximately $4.1 million in underwriting discounts and before giving effect to $0.2 million in other related expenses.
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
Geographic Concentration
As of March 31, 2022, we owned a portfolio of 1,016 properties located in 49 states and one territory and leased primarily to the USPS. For the three months ended March 31, 2022, 17.2% of our total of rental income was concentrated in Pennsylvania.
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
Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, including those outlined in its ten-year plan entitled Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence, such as higher rates and slower deliveries for certain services, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures being taken to prevent its spread also continue to have a material and unpredictable effect on the USPS’ operations and liquidity, including volatility in demand for mail services, significant changes in the mix of mail and packages processed through the USPS’ network and significant additional operating expenses caused by pandemic-related disruptions. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other from the management agreements with respect to the postal properties owned by Mr. Spodek and his affiliates managed by our taxable REIT subsidiary (“TRS”), and income recognized from properties accounted for as financing leases. Rental income represents the lease revenue recognized under leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by our tenants under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other principally represent (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed property, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of March 31, 2022, properties leased to our tenants had an average remaining lease term of approximately four years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Equity-Based Compensation Expense
All equity-based compensation expense is recognized in our Consolidated Statements of Operations and Comprehensive Income as components of general and administrative expense and property operating expenses. We issue share-based awards to align our directors' and employees’ interests with those of our investors.
Depreciation and Amortization
Depreciation and amortization expense relates primarily to depreciation on our properties and capital improvements to such properties and the amortization of certain lease intangibles.
Other Income
Other income relates primarily to insurance recoveries related to property damage claims.
Indebtedness and Interest Expense

On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "2021 Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan" and, together with the 2021 Revolving Credit Facility, the “Credit Facilities”). In connection with entering into the Credit Facilities, we terminated our previous credit facility and paid off the outstanding loans thereunder.
We intend to use the Credit Facilities for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. We amortize on a non-cash basis the deferred financing costs associated with our debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.
Income Tax Benefit (Expense)
As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our existing TRS and any other TRS we form in the future will be subject to federal, state and local corporate income tax.
Lease Renewal

As of May 11, 2022, the leases at 22 of our properties, representing approximately 92,000 net leasable interior square feet and $0.8 million in annual contractual rental revenue, were expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues
Rental income	$11,349	$8,487	$2,862	33.7%
Fee and other	582	342	240	70.2%
Total revenues	11,931	8,829	3,102	35.1%

Operating expenses
Real estate taxes	1,590	1,089	501	46.0%
Property operating expenses	1,530	910	620	68.1%
General and administrative	3,642	2,569	1,073	41.8%
Depreciation and amortization	4,110	3,169	941	29.7%
Total operating expenses	10,872	7,737	3,135	40.5%

Income from operations	1,059	1,092	(33)	(3.0)%

Other income	487	36	451	1,252.8%

Interest expense, net
Contractual interest expense	(686)	(645)	(41)	6.4%
Write-off and amortization of deferred financing fees	(129)	(145)	16	(11.0)%
Loss on early extinguishment of debt	—	(202)	202	(100.0)%
Interest income	1	1	—	0.0%
Total interest expense, net	(814)	(991)	177	(17.9)%

Income before income tax expense	732	137	595	434.3%
Income tax expense	(11)	(11)	—	—%
Net income	$721	$126	$595	472.2%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $2.9 million to $11.3 million for the three months ended March 31, 2022 from $8.5 million for the three months ended March 31, 2021 due to the volume of our acquisitions.
Fee and other. Other revenue increased by $0.2 million to $0.6 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021 primarily due to income received from properties accounted for as financing leases.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.5 million to $1.6 million for the three months ended March 31, 2022 from $1.1 million for the three months ended March 31, 2021 due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.6 million to $1.5 million for the three months ended March 31, 2022 from $0.9 million for the three months ended March 31, 2021. Property management expenses are included within property operating expenses and increased by $0.2 million to $0.6 million for the three months ended March 31, 2022 from $0.4 million for the three months ended March 31, 2021, due to expanding our property management staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our property management employees. The remainder of the increase of $0.4 million is related to expenses for repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.
General and administrative – General and administrative expenses increased by $1.1 million to $3.6 million for the three months ended March 31, 2022 from $2.6 million for the three months ended March 31, 2021 primarily due to expanding our staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our employees in 2021 and during the three months ended March 31, 2022.
Depreciation and amortization – Depreciation and amortization expense increased by $0.9 million to $4.1 million for the three months ended March 31, 2022 from $3.2 million for three months ended March 31, 2021 due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.5 million to $0.5 million for the three months ended March 31, 2022 from $0.04 million for the three months ended March 31, 2021, primarily due to higher insurance recoveries.
Total Interest Expense, Net
During the three months ended March 31, 2022, we incurred total interest expense, net of $0.8 million compared to $1.0 million for the three months ended March 31, 2021. The decrease in interest expense is primarily related to the loss on early extinguishment of debt of $0.2 million incurred in connection with the paydown of two mortgage financings during the three months ended March 31, 2021.
Cash Flows
Comparison of the Three Months Ended March 31, 2022 and the Three Months Ended March 31, 2021
We had $6.0 million of cash and $1.3 million of escrows and reserves as of March 31, 2022 compared to $3.3 million of cash and $1.1 million of escrows and reserves as of March 31, 2021.

Cash flow from operating activities – Net cash provided by operating activities increased by $2.1 million to $6.6 million for the three months ended March 31, 2022 compared to $4.5 million for the same period in 2021. The increase is primarily due to the volume of properties that we have acquired, all of which have generated additional rental income and related changes in working capital.

Cash flow to investing activities – Net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $25.5 million of acquisitions and $2.6 million of escrow deposits for acquisition, capital improvements and other investing activities, offset by $0.4 million of insurance proceeds that were received. Net cash used in investing activities for the three months ended March 31, 2021 primarily consisted of $25.4 million of acquisitions.

Cash flow from financing activities – Net cash provided by financing activities decreased by $1.3 million to $21.3 million for the three months ended March 31, 2022 compared to $22.6 million for the three months ended March 31, 2021. The decrease was primarily related to a decrease in net proceeds from issuance of shares and increased payments of dividends and distributions, offset by an increase in net borrowings under our credit facilities and pay down of two mortgage financings during the three months ended March 31, 2021.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $6.0 million of cash and $1.3 million of escrows and reserves as of March 31, 2022.

On August 9, 2021, we entered into the Credit Facilities, which include the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., People’s United Bank, National Association, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. In connection with entering into the Credit Facilities, we terminated our previous credit facility and paid off the outstanding loans thereunder. As of March 31, 2022, we had $90.0 million of aggregate principal amount outstanding under our Credit Facilities, with $50.0 million drawn on the 2021 Term Loan and $40.0 million drawn on the 2021 Revolving Credit Facility.

The Credit Facilities include an accordion feature which permit us to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and, prior to the First Amendment (as defined below), up to an additional $50.0 million under the 2021 Term Loan, in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, and the 2021 Term Loan matures in January 2027. Prior to the First Amendment, borrowings under the Credit Facilities carried an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or LIBOR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility.

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of March 31, 2022, we were in compliance with all of the Credit Facilities’ debt covenants.

On May 11, 2022, we amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan") that matures in February 2028, increase the accordion feature under the Credit Facilities for term loans to $75.0 million, replace LIBOR with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. As amended, the Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the 2021 Term Loan and the 2022 Term Loan, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. The Adjusted Term SOFR option is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). The transition to SOFR did not materially impact the interest rate applied to our borrowings.

On August 9, 2021, we entered into an interest rate swap (the "2021 Interest Rate Swap") that effectively fixed the LIBOR component of the interest rate on $50.0 million of the Credit Facilities through January 2027. The 2021 Interest Rate Swap initially applied to the $50.0 million 2021 Term Loan, fixing the interest rate for the 2021 Term Loan at 2.291% as of March 31, 2022. Upon entry into the First Amendment, we concurrently amended this interest rate swap to reference SOFR instead of LIBOR.

On May 11, 2022, we entered into two additional interest rate swaps (the "2022 Interest Rate Swaps") that effectively fixed the SOFR component of the interest rate on $50.0 million of the Credit Facilities through February 2028. The 2022 Interest Rate Swaps initially applied to the $50.0 million amount outstanding under the 2022 Term Loan, fixing the interest rate for the 2022 Term Loan initially at 4.237%.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facilities and the potential issuance of securities.
Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness including our Credit Facilities and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using our Credit Facilities pending permanent property-level financing.

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
Consolidated Indebtedness
As of March 31, 2022, we had approximately $123.1 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2022 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of March 31, 2022	Interest Rate at March 31, 2022	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$40,000	LIBOR+150bps (2)	January 2026
2021 Term Loan(1)	50,000	LIBOR+145bps (2)	January 2027
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	345	3.625%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	282	6.00%	January 2025
AIG – December 2020(7)	30,225	2.80%	January 2031
Total Principal	$123,105
Explanatory Notes:
(1)See above under "— Analysis of Liquidity and Capital Resources" for details regarding the Credit Facilities and the First Amendment.
During the three months ended March 31, 2022, we incurred $0.06 million of unused facility fees related to the 2021 Revolving Credit Facility.
(2)Based upon the one-month U.S. Dollar LIBOR rate.

(3)Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the five year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.625% for the first five years, then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.

(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only, then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(6)In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
Secured Borrowings as of March 31, 2022
As of March 31, 2022, we had approximately $33.1 million of secured borrowings outstanding, all of which are currently fixed rate debt with a weighted average interest rate of 2.90% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2022, we paid cash dividends of $0.2275 per share. Our Board of Directors approved, and on April 28, 2022, we declared a first quarter common stock dividend of $0.23 per share, which will be paid on May 27, 2022 to stockholders of record as of May 13, 2022.
Subsequent Real Estate Acquisitions
Subsequent to March 31, 2022, we have acquired 44 properties in individual or portfolio transactions for an aggregate of approximately $14.0 million, excluding closing costs.
Critical Accounting Policies and Estimates
Refer to the heading titled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
For a discussion of our adoption of new accounting pronouncements, please see Note 2. Summary of Significant Accounting Policies in the Notes to the of our Consolidated Financial Statements included herein.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of March 31, 2022, our indebtedness was approximately $123.1 million, consisting of approximately $90.0 million of variable-rate debt and approximately $33.1 million of fixed-rate debt. Of the $90.0 million variable-rate debt, $50.0 million relates to the 2021 Term Loan against which we have applied the 2021 Interest Rate Swap. When factoring in the 2021 Term Loan as fixed-rate debt through the 2021 Interest Rate Swap, as of March 31, 2022, approximately $40.0 million of our indebtedness was variable-rate debt and approximately $83.1 million was fixed-rate debt. On May 11, 2022, we also entered into the 2022 Interest Rate Swaps, which applied to the $50.0 million amount outstanding under the 2022 Term Loan. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month U.S. Dollar LIBOR were to increase or decrease by 0.50%, our cash flows would decrease or increase by approximately $0.2 million on an annualized basis.

Subject to maintaining our status as a REIT for federal income tax purposes, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity, such as the 2021 Interest Rate Swap and the 2022 Interest Rate Swaps. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
*    Exhibits filed with this report.
**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: May 12, 2022	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)