Form 10-Q
period 2022-09-30
Postal Realty Trust, Inc.
filed 2022-11-04
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of November 2, 2022, the registrant had 19,014,513 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$85,950	$64,538
Building and improvements	362,585	278,396
Tenant improvements	6,220	5,431
Total real estate properties, at cost	454,755	348,365
Less: Accumulated depreciation	(28,378)	(20,884)
Total real estate properties, net	426,377	327,481
Investment in financing leases, net	16,149	16,213
Total real estate investments	442,526	343,694
Cash	4,570	5,857
Escrows and reserves	338	1,169
Rent and other receivables	4,074	4,172
Prepaid expenses and other assets, net	15,777	7,511
Goodwill	1,536	—
Deferred rent receivable	1,096	666
In-place lease intangibles, net	16,174	14,399
Above market leases, net	228	249
Total Assets	$486,319	$377,717

Liabilities and Equity
Liabilities:
Term loans, net	$123,882	$49,359
Revolving credit facility	31,000	13,000
Secured borrowings, net	32,908	32,990
Accounts payable, accrued expenses and other, net	8,569	8,225
Below market leases, net	11,885	8,670
Total Liabilities	208,244	112,244

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 19,014,571 and 18,564,421 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	190	186
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	245,793	237,969
Accumulated other comprehensive income	7,581	766
Accumulated deficit	(29,434)	(18,879)
Total Stockholders’ Equity	224,130	220,042
Operating Partnership unitholders’ non-controlling interests	53,945	45,431
Total Equity	278,075	265,473
Total Liabilities and Equity	$486,319	$377,717
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$13,181	$10,204	$36,665	$27,668
Fee and other	594	325	1,765	1,137
Total revenues	13,775	10,529	38,430	28,805

Operating expenses:
Real estate taxes	1,836	1,625	5,131	3,877
Property operating expenses	1,346	983	4,106	2,708
General and administrative	3,040	2,596	9,990	7,881
Depreciation and amortization	4,637	3,743	12,966	10,131
Total operating expenses	10,859	8,947	32,193	24,597

Income from operations	2,916	1,582	6,237	4,208

Other income	44	159	718	276

Interest expense, net:
Contractual interest expense	(1,670)	(734)	(3,467)	(2,000)
Write-off and amortization of deferred financing fees	(156)	(295)	(440)	(585)
Loss on early extinguishment of debt	—	—	—	(202)
Interest income	—	1	1	2
Total interest expense, net	(1,826)	(1,028)	(3,906)	(2,785)

Income before income tax expense	1,134	713	3,049	1,699
Income tax benefit (expense)	16	(37)	(13)	(75)

Net income	1,150	676	3,036	1,624
Net income attributable to Operating Partnership unitholders’ non-controlling interests	(219)	(145)	(557)	(320)

Net income attributable to common stockholders	$931	$531	$2,479	$1,304

Net income per share:
Basic and Diluted	$0.04	$0.03	$0.10	$0.06

Weighted average common shares outstanding:
Basic and Diluted	18,554,578	13,413,132	18,467,581	13,044,340

Comprehensive income:
Net income	$1,150	$676	$3,036	$1,624
Unrealized gain on derivative instruments	5,352	394	8,367	394
Comprehensive income	6,502	1,070	11,403	2,018
Comprehensive income attributable to Operating Partnership unitholders’ non-controlling interests	(1,240)	(229)	(2,109)	(404)
Comprehensive income attributable to common stockholders	$5,262	$841	$9,294	$1,614

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance - December 31, 2020	9,464,403	$95	$100,812	$—	$(8,917)	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	3,737,500	37	53,203	—	—	53,240	—	53,240
Issuance and amortization of equity-based compensation	149,121	1	885	—	—	886	230	1,116
Issuance and amortization under ESPP	3,987	—	66	—	—	66	—	66
Restricted stock withholdings	(1,291)	—	(21)	—	—	(21)	—	(21)
Dividends declared ($0.2175 per share)	—	—	—	—	(2,916)	(2,916)	(650)	(3,566)
Net income	—	—	—	—	103	103	23	126
Reallocation of non-controlling interest	—	—	(3,831)	—	—	(3,831)	3,831	—
Balance – March 31, 2021	13,353,720	$133	$151,114	$—	$(11,730)	$139,517	$31,083	$170,600
Net proceeds from sale of common stock	319,702	3	6,050	—	—	6,053	—	6,053
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	9,021	9,021
Issuance and amortization of equity-based compensation	17,102	—	499	—	—	499	281	780
Amortization under ESPP	—	—	8	—	—	8	—	8
Restricted stock withholdings	(10,906)	—	(221)	—	—	(221)	—	(221)
Dividends declared ($0.22 per share)	—	—	—	—	(2,951)	(2,951)	(668)	(3,619)
Net income	—	—	—	—	671	671	152	823
Reallocation of non-controlling interest	—	—	2,611	—	—	2,611	(2,611)	—
Balance – June 30, 2021	13,679,618	$136	$160,061	$—	$(14,010)	$146,187	$37,258	$183,445
Net proceeds from sale of common stock	25,015	1	408	—	—	409	—	409
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	6,480	6,480
Forfeiture and amortization of equity-based compensation	(468)	—	495	—	—	495	326	821
Issuance and amortization under ESPP	5,117	—	88	—	—	88	—	88
Dividends declared ($0.2225 per share)	—	—	—	—	(3,054)	(3,054)	(841)	(3,895)
Accumulated other comprehensive income	—	—	—	310	—	310	84	394
Net income	—	—	—	—	531	531	145	676
Reallocation of non-controlling interest	—	—	2,262	—	—	2,262	(2,262)	—
Balance – September 30, 2021	13,709,282	$137	$163,314	$310	$(16,533)	$147,228	$41,190	$188,418

Balance - December 31, 2021	18,591,627	$186	$237,969	$766		$(18,879)	$220,042	$45,431	$265,473
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	3,238	3,238
Issuance and amortization of equity-based compensation	199,102	2	1,426	—		—	1,428	371	1,799
Issuance and amortization under ESPP	5,387	—	100	—		—	100	—	100
Restricted stock withholdings	(3,492)	—	(62)	—		—	(62)	—	(62)
Dividends declared ($0.2275 per share)	—	—	—	—		(4,295)	(4,295)	(902)	(5,197)
Accumulated other comprehensive income	—	—	—	2,072		—	2,072	439	2,511
Net income	—	—	—	—		595	595	126	721
Reallocation of non-controlling interest	—	—	346	—		—	346	(346)	—
Balance – March 31, 2022	18,792,624	$188	$239,779	$2,838		$(22,579)	$220,226	$48,357	$268,583
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	1,987	1,987
Issuance and amortization of equity-based compensation, net of forfeitures	(471)	—	618	—		—	618	366	984
Issuance and amortization under ESPP	—	—	2	—		—	2	—	2
Restricted stock withholdings	(14,590)	—	(221)	—		—	(221)	—	(221)
Dividends declared ($0.23 per share)	—	—	—	—		(4,342)	(4,342)	(963)	(5,305)
Accumulated other comprehensive income	—	—	—	412		—	412	92	504
Net income	—	—	—	—	—	953	953	212	1,165
Reallocation of non-controlling interest	—	—	225	—		—	225	(225)	—
Balance – June 30, 2022	18,777,563	$188	$240,403	$3,250		$(25,968)	$217,873	$49,826	$267,699
Net proceeds from sale of common stock	227,473	2	3,505	—		—	3,507	—	3,507
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	4,713	4,713
Issuance and amortization of equity-based compensation, net of forfeitures	28,711	—	620	—		—	620	385	1,005
Issuance and amortization under ESPP	8,030	—	117	—		—	117	—	117
Dividends declared ($0.2325 per share)	—	—	—	—		(4,397)	(4,397)	(1,071)	(5,468)
Accumulated other comprehensive income	—	—	—	4,331		—	4,331	1,021	5,352
Net income	—	—	—	—		931	931	219	1,150
Reallocation of non-controlling interest	—	—	1,148	—		—	1,148	(1,148)	—
Balance – September 30, 2022	19,041,777	$190	$245,793	$7,581		$(29,434)	$224,130	$53,945	$278,075

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,036	$1,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,744	5,548
Amortization of in-place intangibles	5,222	4,583
Write-off and amortization of deferred financing costs	440	585
Amortization of above/below market leases	(1,609)	(1,174)
Amortization of intangible liability	(67)	(13)
Equity based compensation	3,712	2,752
Loss on early extinguishment of debt	—	202
Deferred rent receivable	(430)	(291)
Deferred rent expense payable	7	10
Other	35	47
Changes in assets and liabilities:
Rent and other receivables	(396)	(678)
Prepaid expenses and other assets	542	(617)
Accounts payable, accrued expenses and other	334	869
Net cash provided by operating activities	18,570	13,447

Cash flows from investing activities:
Acquisition of real estate	(96,421)	(60,748)
Investment in financing leases	(10)	—
Repayment of financing lease	—	4
Escrows for acquisition and construction deposits	(471)	(512)
Capital improvements	(2,930)	(1,069)
Insurance proceeds related to property damage claims	557	977
Other investing activities	(718)	(274)
Net cash used in investing activities	(99,993)	(61,622)

Cash flows from financing activities:

Repayments of secured borrowings	(96)	(13,840)
Proceeds from term loan	75,000	50,000
Proceeds from revolving credit facility	105,000	101,000
Repayments of revolving credit facility	(87,000)	(134,500)
Repayments from other financing activity	—	(53)
Net proceeds from issuance of shares	3,507	59,865
Deferred offering costs	(199)	—
Debt issuance costs	(623)	(1,296)
Proceeds from issuance of ESPP shares	185	126
Shares withheld for payment of taxes on restricted share vesting	(383)	(242)
Distributions and dividends	(15,970)	(11,080)
Other financing activities	(116)	(150)
Net cash provided by financing activities	79,305	49,830

Net increase (decrease) in Cash and Escrows and Reserves	(2,118)	1,655
Cash and Escrows and Reserves at the beginning of period	7,026	3,271
Cash and Escrow and Reserves at the end of period	$4,908	$4,926

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized gain on interest rate swaps, net	8,366	—
OP Units issued for property acquisitions	8,487	9,031
OP Units issued for business acquisition	1,451	—
Reallocation of non-controlling interest	1,719	1,219
Reclassification of acquisition costs included in prepaid expenses and other assets	696	792
Accrued capital expenditures included in accounts payable and accrued expenses	445	336
Write-off of fixed assets no longer in service	208	4
Accrued costs of capital included in accounts payable and accrued expenses	—	14
Right of use assets	39	1,131

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2022, the Company held an approximately 80.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of September 30, 2022, the Company owned a portfolio of 1,232 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”).
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
The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company's short taxable year ended December 31, 2019. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Cash	$4,570	$5,857
Escrows and reserves:
Maintenance reserve	179	827
Real estate tax reserve	104	250
ESPP reserve	55	92
Cash and escrows and reserves	$4,908	$7,026

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
Fee and other primarily consists of (i) property management fees, (ii) income recognized from properties accounted for as financing leases and (iii) fees earned from providing advisory services to third-party owners of postal properties.
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

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any non-controlling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Intangible assets may include customer relationships, trademarks and acquired software. Identifiable intangible assets with finite lives are amortized over their expected useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the Company’s Consolidated Financial Statements from the acquisition date.

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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of September 30, 2022 and December 31, 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of September 30, 2022 and December 31, 2021 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable rate which reprices frequently. The fair value of the Company’s secured borrowings aggregated approximately $27.4 million and $32.1 million as compared to the principal balance of $33.1 million and $33.2 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of these financial instruments was determined by using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s interest rate swap derivative assets was approximately $9.3 million and $1.0 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheet.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities

In accordance with ASC 815, Derivatives and Hedging, the Company records all derivative instruments on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

See Note 6. Derivatives and Hedging Activities for further details.
Impairment
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
requirements that could differ materially from actual results. No impairments were recorded during the three and nine months ended September 30, 2022 and 2021.
Concentration of Credit Risks
As of September 30, 2022, the Company’s properties were leased primarily to a single tenant, the USPS. For the nine months ended September 30, 2022, 15.4% of the Company’s total rental income, or $5.6 million, was concentrated in Pennsylvania. For the nine months ended September 30, 2021, 18.3% of the Company's total rental income, or $5.1 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
See Note 11. Stockholder’s Equity for further details.
Insurance Accounting
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when the amount is determinable and approved by the insurance company. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded in other income until the amount is determinable and approved by the insurance company. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the amount is determinable and approved by the insurance company.
Earnings per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of September 30, 2022 and 2021, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
Future Application of Accounting Standards
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the nine months ended September 30, 2022. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Nine Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2022
March 31, 2022	(3)	50	$5,422	$22,233	$214	$1,889	$28	$(1,848)	$(363)	$27,575
June 30, 2022	(4)	150	$13,039	$41,462	$380	$3,520	$2	$(1,659)	$—	$56,744
September 30, 2022	(5)	66	$2,950	$18,012	$195	$1,532	$8	$(1,360)	$—	$21,337
Total		266	$21,411	$81,707	$789	$6,941	$38	$(4,867)	$(363)	$105,656
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases on two properties during the three months ended March 31, 2022 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
(2)Includes closing costs of approximately $0.6 million for the three months ended March 31, 2022, approximately $1.7 million for the three months ended June 30, 2022 and approximately $0.5 million for the three months ended September 30, 2022.
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
(5)Includes the acquisition of 66 properties in various states in individual or portfolio transactions for a price of approximately $21.3 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $4.7 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the Credit Facilities.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
September 30, 2022:
In-place lease intangibles	$38,810	$(22,636)	$16,174
Above-market leases	357	(129)	228
Below-market leases	(18,536)	6,651	(11,885)

December 31, 2021:
In-place lease intangibles	$31,814	$(17,415)	$14,399
Above-market leases	319	(70)	249
Below-market leases	(13,654)	4,984	(8,670)
Amortization of in-place lease intangibles was $1.8 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $4.6 million for the three and nine months ended September 30, 2021, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above market leases was $0.02 million and $0.06 million for the three and nine months ended September 30, 2022, respectively, and $0.01 million and $0.02 million for the three and nine months ended September 30, 2021, respectively, and is included as a reduction to “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below market leases was $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and is included as an increase to “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Future amortization of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2022-Remaining	$1,724	$20	$(590)
2023	5,830	79	(2,254)
2024	4,208	60	(1,885)
2025	2,491	44	(1,319)
2026	1,298	22	(1,056)
Thereafter	623	3	(4,781)
Total	$16,174	$228	$(11,885)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Outstanding Balance as of September 30, 2022	Outstanding Balance as of December 31, 2021	Interest Rate at September 30, 2022	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$31,000	$13,000	SOFR+150 bps(2)	January 2026
2021 Term Loan(1)	50,000	50,000	SOFR+145 bps(2)	January 2027
2022 Term Loan(1)	75,000	—	SOFR+145 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	337	349	3.625%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	282	366	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	189,097	96,193
Unamortized deferred financing costs	(1,307)	(844)
Total Debt	$187,790	$95,349
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
During the three and nine months ended September 30, 2022, the Company incurred $0.06 million and $0.2 million, respectively, and, during the three and nine months ended September 30, 2021, the Company incurred $0.05 million and $0.2 million, respectively, of unused facility fees related to its previous credit facility and the 2021 Revolving Credit Facility. As of September 30, 2022, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
The weighted average maturity date for the Company's indebtedness as of September 30, 2022 and December 31, 2021 was 5.4 years and 6.5 years, respectively.
The scheduled principal repayments of indebtedness as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,	Amount

2022 - Remaining	$4
2023	106
2024	112
2025	118
2026	31,639
Thereafter	157,118
Total	$189,097
Note 6. Derivatives and Hedging Activities

The Company has four interest rate swaps with a total notional amount of $125.0 million that are used to manage its interest rate risk and fix the SOFR component on the Credit Facilities. Within the $125.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.291% as of September 30, 2022. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.237% as of September 30, 2022. The remaining $25.0 million of the swaps mature in February 2028 and fix the remaining $25.0 million amount outstanding under the 2022 Term Loan at 4.81% as of September 30, 2022.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Company’s Credit Facilities. During the next twelve months, the Company estimates that an additional $2.6 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2022	2021	2022	2021
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$5,397	$—	$8,198	$—
Amount of income (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$45	$—	$(169)	$—

Interest expense, net presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $1.8 million and $3.9 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company did not have any derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2022, it could have been required to settle its obligations under the agreements at their termination value.
Note 7. Leases
Lessor Accounting
As of September 30, 2022, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of September 30, 2022 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed payments	$11,435	$8,623	$31,581	$23,791
Variable payments	1,746	1,581	5,084	3,877
	$13,181	$10,204	$36,665	$27,668

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be received as of September 30, 2022 under non-cancellable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,	Amount (1)
(in thousands)
2022 - Remaining(2)	$10,314
2023	39,581
2024	36,062
2025	29,620
2026	21,791
Thereafter	25,701
Total	$163,069
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of September 30, 2022, the leases at 63 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of September 30, 2022, operating leases for 56 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of September 30, 2022, 53 of these properties acquired for an aggregate purchase price of approximately $40.1 million had an aggregate purchase option price of approximately $47.8 million and the remaining three properties acquired for an aggregate purchase price of approximately $2.6 million had purchase options exercisable at fair market value.
Direct Financing Leases
As of September 30, 2022 and December 31, 2021, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of September 30, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	As of September 30, 2022	As of December 31, 2021

Total minimum lease payment receivable	$33,499	$34,352
Less: unearned income	(17,350)	(18,139)
Investment in financing leases, net	$16,149	$16,213

Revenue earned under direct financing leases for the three and nine months ended September 30, 2022 were $0.3 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2021 were $0.01 million and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
$0.03 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of September 30, 2022 for the next five years and thereafter are as follows:

Year Ending December 31,	Amount
(in thousands)
2022 – Remaining	$284
2023	1,137
2024	1,137
2025	1,137
2026	1,137
Thereafter	28,667
Total	$33,499
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of September 30, 2022, these leases had remaining terms, including renewal options, of two to 56 years and a weighted average remaining lease term of 25.0 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” on the Consolidated Balance Sheets as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
ROU asset – operating leases	$968	$1,058
Lease liability – operating leases	$971	$1,071
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.
Operating lease assets and liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate ranging from 4.25% to 5.76% based on the yield of its current borrowings in determining its lease liabilities.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expense for each of the three and nine months ended September 30, 2022 and 2021 was $0.06 million and $0.2 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2022 for the next five years and thereafter are as follows (in thousands):

2022 — Remaining	$59
2023	239
2024	115
2025	40
2026	37
Thereafter	1,222
Total future minimum lease payments	1,712
Interest discount	(741)
Total	$971
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three and nine months ended September 30, 2022, income tax (benefit) expense related to REAC was $(0.02) million and $0.01 million, respectively. For the three and nine months ended September 30, 2021, income tax expense related to REAC was $0.04 million and $0.08 million, respectively.
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
As of September 30, 2022 and December 31, 2021, the Company had unrecognized tax benefits of $0.03 million and $0.2 million, respectively, which are inclusive of interest and penalties, and a corresponding indemnification asset, which are included in "Prepaid expenses and other assets" on the Consolidated Balance Sheets. During the three months ended September 30, 2022, the Company reversed $0.2 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.3 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for each of the three and nine months ended September 30, 2022 and 2021 were $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$931	$531	$2,479	$1,304
Less: Income attributable to participating securities	(252)	(164)	(723)	(489)
Numerator for earnings per share — basic and diluted	$679	$367	$1,756	$815

Denominator for earnings per share – basic and diluted (1)	18,554,578	13,413,132	18,467,581	13,044,340
Basic and diluted earnings per share	$0.04	$0.03	$0.10	$0.06
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
The following table summarizes the activity under the ATM Program for the period presented (dollars in thousands, except per share amounts). During the year ended December 31, 2021, 344,717 shares were issued under the ATM Program. During the three months ended September 30, 2022, 227,473 shares were issued under the ATM Program. As of September 30, 2022, the Company had approximately $39.4 million remaining that may be issued under the ATM Program.

Three Months Ended September 30, 2022
Shares issued	227,473
Gross proceeds	$3,730
Fees and issuance costs	223
Net proceeds received	$3,507
Average gross sales price per share	$16.40
Dividends
During the three and nine months ended September 30, 2022, the Board of Directors approved and the Company declared and paid dividends of $5.5 million and $16.0 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2325 per share or unit and $0.69 per share or unit, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 1, 2022	February 15, 2022	February 28, 2022	$0.2275
April 28, 2022	May 13, 2022	May 27, 2022	$0.23
July 27, 2022	August 8, 2022	August 26, 2022	$0.2325
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s CEO and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the nine months ended September 30, 2022, the Company issued 118,389 LTIP Units in January 2022 to the Company’s CEO for his 2021 incentive bonus, his election to defer 100% of his 2022 annual salary and for long term incentive compensation, issued 38,174 LTIP Units in June 2022 to the Board of Directors for their annual retainers as compensation for their services as directors and issued 5,040 LTIP Units in July 2022 to a consultant under the consultancy agreement with the Company. In addition, during the nine months ended September 30, 2022,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
the Company issued 597,769 OP Units to certain contributors in connection with portfolio acquisitions and a business acquisition (for further details, see Note 13. Business Acquisitions).
As of September 30, 2022 and December 31, 2021, non-controlling interests consisted of 4,069,990 OP Units and 536,868 LTIP Units and 3,472,221 OP Units and 375,265 LTIP Units, respectively. This represented approximately 19.4% and 17.1% of the outstanding Operating Partnership units as of September 30, 2022 and December 31, 2021, respectively. OP Units and shares of common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of the Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of September 30, 2022, the remaining shares available under the Plan for future issuance was 1,180,962. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of September 30, 2022 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2022	302,552	375,265	128,753	806,570	$15.71
Granted	227,814	161,603	100,746	490,163	$16.88
Vesting of restricted shares(5)	(57,247)	—	—	(57,247)	$16.68
Forfeited	(382)	—	—	(382)	$17.04
Outstanding, as of September 30, 2022	472,737	536,868	229,499	1,239,104	$16.12
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years or eight years. The time-based restricted share awards granted to the Company's independent directors vest over three years.
(3)Includes 464,657 LTIP Units granted to the Company’s CEO that vest over eight years, 67,171 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 5,040 LTIP Units granted to a consultant under the consultancy agreement with the Company that will vest on December 31, 2022.
(4)Includes 47,005 RSUs granted to certain officers and employees of the Company during the nine months ended September 30, 2022, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2024. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
metric at target. Also, includes 40,961 time-based RSUs issued for 2021 incentive bonuses to certain employees that vested fully on January 31, 2022, the date of grant, and 12,780 time-based RSUs granted to certain employees for their election to defer a portion of their 2022 salary that will vest on December 31, 2022. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 39,075 of restricted shares that vested and 18,172 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
During the three and nine months ended September 30, 2022, the Company recognized compensation expense of $1.0 million and $3.7 million, respectively, related to all awards. During the three and nine months ended September 30, 2021, the Company recognized compensation expense of $0.8 million and $2.7 million, respectively, related to all awards.
As of September 30, 2022, there was $12.7 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.5 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of September 30, 2022 and December 31, 2021, 29,710 and 16,293 shares have been issued under the ESPP since commencement, respectively. During the three and nine months ended September 30, 2022, the Company recognized compensation expense of $0.02 million and $0.03 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized compensation expense of $0.01 million and $0.03 million, respectively.
Note 12. Commitments and Contingencies
As of September 30, 2022, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Company, that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 14. Subsequent Events
The Company's Board of Directors approved, and on October 26, 2022, the Company declared a third quarter common stock dividend of $0.235 per share, which is payable on November 28, 2022 to stockholders of record as of November 7, 2022.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
As of the date of this report, the Company had $159.0 million drawn on the Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $75.0 million drawn on the 2022 Term Loan and $34.0 million drawn on the 2021 Revolving Credit Facility.
During the period subsequent to September 30, 2022, the Company acquired 7 properties for approximately $5.9 million, excluding closing costs.
During the period subsequent to September 30, 2022, the Company had entered into definitive agreements to acquire 14 properties for approximately $5.1 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. In particular, statements pertaining to our capital resources, acquisitions, property performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•defaults on, early terminations of or non-renewal of leases or relocation, closure or consolidation of postal offices or delivery routes by the USPS;
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the nine months ended September 30, 2022, we acquired 266 properties leased to the USPS for approximately $105.7 million, including closing costs. As of September 30, 2022, our portfolio consists of 1,232 owned properties, located in 49 states and one territory and comprising approximately 5.2 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of November 2, 2022, we owned approximately 80.4% of our outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On December 14, 2020, we entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. ("D.A. Davidson"), pursuant to which we may offer and sell, from time to time, shares our Class A common stock having an aggregate sales price of up to $50.0 million. On May 14, 2021, we delivered to D.A. Davidson a notice of termination of the open market sale agreement with D.A. Davidson, which termination became effective May 14, 2021. During the year ended December 31, 2021, 344,717 shares were issued under the ATM Program. During the nine months ended September 30, 2022, 227,473 shares were issued under the ATM Program. As of September 30, 2022, we had approximately $39.4 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of September 30, 2022, we owned a portfolio of 1,232 properties located in 49 states and one territory and leased primarily to the USPS. For the nine months ended September 30, 2022, 15.4% of our total rental income was concentrated in Pennsylvania.
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
We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to periodic adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and potential closure, relocation or consolidation of certain facilities and delivery routes, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures being taken to prevent its spread also continue to have a material and unpredictable effect on the USPS’ operations and liquidity, including volatility in demand for mail services, significant changes in the mix of mail and packages processed through the USPS’ network and significant additional operating expenses caused by pandemic-related disruptions. The COVID-19 pandemic and other geopolitical and economic factors have also created inflationary pressures resulting in higher compensation, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties, and fee and other from the management agreements with respect to the postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by our tenants under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other principally represent (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed property, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of September 30, 2022, properties leased to our tenants had an average remaining lease term of approximately four years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Lease Renewal

As of November 2, 2022, the leases at 72 of our properties, representing approximately 249,000 net leasable interior square feet and $2.4 million in annual contractual rental revenue, were expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

While we currently anticipate that we will execute new leases for all properties that have expired or will expire, there can be no guarantee that we will be successful in executing new leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our credit facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders. Refer to “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the risks associated with the USPS.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and the Three Months Ended September 30, 2021

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Rental income	$13,181	$10,204	$2,977	29.2%
Fee and other	594	325	269	82.8%
Total revenues	13,775	10,529	3,246	30.8%

Operating expenses
Real estate taxes	1,836	1,625	211	13.0%
Property operating expenses	1,346	983	363	36.9%
General and administrative	3,040	2,596	444	17.1%
Depreciation and amortization	4,637	3,743	894	23.9%
Total operating expenses	10,859	8,947	1,912	21.4%

Income from operations	2,916	1,582	1,334	84.3%

Other income	44	159	(115)	(72.3)%

Interest expense, net
Contractual interest expense	(1,670)	(734)	(936)	127.5%
Write-off and amortization of deferred financing fees	(156)	(295)	139	(47.1)%
Interest income	—	1	(1)	(100.0)%
Total interest expense, net	(1,826)	(1,028)	(798)	77.6%

Income before income tax benefit (expense)	1,134	713	421	59.0%
Income tax benefit (expense)	16	(37)	53	(143.2)%
Net income	$1,150	$676	$474	70.1%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $3.0 million to $13.2 million for the three months ended September 30, 2022 from $10.2 million for the three months ended September 30, 2021 due to the volume of our acquisitions.
Fee and other – Fee and other revenue increased by $0.3 million to $0.6 million for the three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021 primarily due to income received from properties accounted for as financing leases.

Operating Expense
Real estate taxes – Real estate taxes increased by $0.2 million to $1.8 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021 due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.4 million to $1.3 million for the three months ended September 30, 2022 from $1.0 million for the three months ended September 30, 2021. Property management expenses are included within property operating expenses and increased by $0.1 million to $0.5 million for the three months ended September 30, 2022 from $0.4 million for the three months ended September 30, 2021 due to expanding our property management staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our property management employees. The remainder of the increase of $0.3 million is related to expenses for repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.
General and administrative – General and administrative expenses increased by $0.4 million to $3.0 million for the three months ended September 30, 2022 from $2.6 million for the three months ended September 30, 2021 primarily due to expanding our staff and increase in information technology costs as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our employees in 2021 and during the three months ended September 30, 2022.
Depreciation and amortization – Depreciation and amortization expense increased by $0.9 million to $4.6 million for the three months ended September 30, 2022 from $3.7 million for three months ended September 30, 2021 due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.1 million to $0.04 million for the three months ended September 30, 2022 from $0.2 million for the three months ended September 30, 2021, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the three months ended September 30, 2022, we incurred total interest expense, net of $1.8 million compared to $1.0 million for the three months ended September 30, 2021. The increase in interest expense is primarily related to higher amount of borrowings under the Credit Facilities to finance our acquisitions.

Comparison of the Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Rental income	$36,665	$27,668	$8,997	32.5%
Fee and other	1,765	1,137	628	55.2%
Total revenues	38,430	28,805	9,625	33.4%

Operating expenses
Real estate taxes	5,131	3,877	1,254	32.3%
Property operating expenses	4,106	2,708	1,398	51.6%
General and administrative	9,990	7,881	2,109	26.8%
Depreciation and amortization	12,966	10,131	2,835	28.0%
Total operating expenses	32,193	24,597	7,596	30.9%

Income from operations	6,237	4,208	2,029	48.2%

Other income	718	276	442	160.1%

Interest expense, net
Contractual interest expense	(3,467)	(2,000)	(1,467)	73.4%
Write-off and amortization of deferred financing fees	(440)	(585)	145	(24.8)%
Loss on early extinguishment of debt	—	(202)	202	(100.0)%
Interest income	1	2	(1)	(50.0)%
Total interest expense, net	(3,906)	(2,785)	(1,121)	40.3%

Income before income tax expense	3,049	1,699	1,350	79.5%
Income tax expense	(13)	(75)	62	(82.7)%
Net income	$3,036	$1,624	$1,412	86.9%

Revenues
Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $9.0 million to $36.7 million for the nine months ended September 30, 2022 from $27.7 million for the nine months ended September 30, 2021 due to the volume of our acquisitions.
Fee and other. Other revenue increased by $0.6 million to $1.8 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021, primarily due to income received from properties accounted for as financing leases.
Operating Expense
Real estate taxes – Real estate taxes increased by $1.3 million to $5.1 million for the nine months ended September 30, 2022 from $3.9 million for the nine months ended September 30, 2021 due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $1.4 million to $4.1 million for the nine months ended September 30, 2022 from $2.7 million for the nine months ended September 30, 2021. Property management expenses are included within property operating expenses and increased by $0.5 million to $1.6 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021. The remainder of the increase of $0.9 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $2.1 million to $10.0 million for the nine months ended September 30, 2022 from $7.9 million for the nine months ended September 30, 2021 primarily due to expanding our staff and increase in information technology costs as a result of our continued growth, as well as an increase in equity-based compensation expense related to awards that have been granted to our employees.
Depreciation and amortization – Depreciation and amortization expense increased by $2.8 million to $13.0 million for the nine months ended September 30, 2022 from $10.1 million for the nine months ended September 30, 2021 due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.4 million to $0.7 million for the nine months ended September 30, 2022 from $0.3 million for the nine months ended September 30, 2021, primarily due to higher insurance recoveries.
Total Interest Expense, Net
During the nine months ended September 30, 2022, we incurred total interest expense, net of $3.9 million compared to $2.8 million for the nine months ended September 30, 2021. The increase in interest expense is primarily related due to a higher amount of borrowings under the Credit Facilities to finance our acquisitions.
Cash Flows
Comparison of the Nine Months Ended September 30, 2022 and the Nine Months Ended September 30, 2021
We had $4.6 million of cash and $0.3 million of escrows and reserves as of September 30, 2022 compared to $4.0 million of cash and $0.9 million of escrows and reserves as of September 30, 2021.

Cash flow from operating activities – Net cash provided by operating activities increased by $5.1 million to $18.6 million for the nine months ended September 30, 2022 compared to $13.4 million for the same period in 2021. The increase is primarily due to the volume of properties that we have acquired, all of which have generated additional rental income and related changes in working capital.

Cash flow to investing activities – Net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of $96.4 million of acquisitions and $4.1 million of escrow deposits for acquisition and construction, capital improvements and other investing activities, offset by $0.6 million of insurance proceeds that were received. Net cash used in investing activities for the nine months ended September 30, 2021 primarily consisted of $60.7 million of acquisitions.

Cash flow from financing activities – Net cash provided by financing activities increased by $29.5 million to $79.3 million for the nine months ended September 30, 2022 compared to $49.8 million for the nine months ended September 30, 2021. The increase was primarily related to our 2022 Term Loan, additional borrowings under our 2021 Revolving Credit Facility, proceeds received from our ATM Program and the paydown of two mortgage financings during the nine months ended September 30, 2021, offset by a decrease in net proceeds from issuance of shares and increased payments of dividends and distributions.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $4.6 million of cash and $0.3 million of escrows and reserves as of September 30, 2022.

On August 9, 2021, we entered into the Credit Facilities, which include the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., People’s United Bank, National Association, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. In connection with entering into the Credit Facilities, we terminated our previous credit facility and paid off the outstanding loans thereunder. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan. As of September 30, 2022, we had $156.0 million of aggregate principal amount outstanding under our Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $75.0 million drawn on the 2022 Term Loan and $31.0 million drawn on the 2021 Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of September 30, 2022, we were in compliance with all of the Credit Facilities’ debt covenants.

We have four interest rate swaps with a total notional amount of $125.0 million that are used to manage our interest rate risk and fix the SOFR component on the Credit Facilities. Within the $125.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.291% as of September 30, 2022. The additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.237% as of September 30, 2022. The remaining $25.0 million of the swaps mature in February 2028 and fix the remaining $25.0 million amount outstanding under the 2022 Term Loan at 4.81% as of September 30, 2022.
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
Consolidated Indebtedness
As of September 30, 2022, we had approximately $189.1 million of outstanding consolidated principal indebtedness. The following table sets forth information as of September 30, 2022 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of September 30, 2022	Interest Rate at September 30, 2022	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$31,000	SOFR+150 bps(2)	January 2026
2021 Term Loan(1)	50,000	SOFR+145 bps(2)	January 2027
2022 Term Loan (1)	75,000	SOFR+145 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	337	3.625%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	282	6.00%	January 2025
AIG – December 2020(7)	30,225	2.80%	January 2031
Total Principal	$189,097
Explanatory Notes:
(1)See above under "— Analysis of Liquidity and Capital Resources" for details regarding the Credit Facilities.
During the three and nine months ended September 30, 2022, we incurred $0.06 million and $0.2 million, respectively, of unused facility fees related to the 2021 Revolving Credit Facility.
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

Secured Borrowings as of September 30, 2022
As of September 30, 2022, we had approximately $33.1 million of secured borrowings outstanding, all of which are currently fixed rate debt with a weighted average interest rate of 2.90% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and nine months ended September 30, 2022, we paid cash dividends of $0.2325 and $0.69, respectively, per share. Our Board of Directors approved, and on October 26, 2022, we declared a third quarter common stock dividend of $0.2350 per share, which will be paid on November 28, 2022 to stockholders of record as of November 7, 2022
Inflation
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
Subsequent Real Estate Acquisitions
Subsequent to September 30, 2022, we have acquired 7 properties in individual or portfolio transactions for an aggregate of approximately $5.9 million, excluding closing costs.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of September 30, 2022, our indebtedness was approximately $189.1 million, consisting of approximately $156.0 million of variable-rate debt and approximately $33.1 million of fixed-rate debt. Of the $156.0 million variable-rate debt, $50.0 million relates to the 2021 Term Loan and $75.0 million relates to the 2022 Term Loan, which have been fixed through interest rate swaps. When factoring in the 2021 Term Loan and the 2022 Term Loan as fixed-rate debt through the interest rate swaps, as of September 30, 2022, approximately $31.0 million of our indebtedness was variable-rate debt and approximately $158.1 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.3 million on an annualized basis.

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

POSTAL REALTY TRUST, INC.

Date: November 3, 2022	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)