Form 10-K
period 2022-12-31
Postal Realty Trust, Inc.
filed 2023-03-07
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $261.3 million, based on the closing sales price of $14.90 per share as reported on the New York Stock Exchange.
As of March 7, 2023, the registrant had 19,683,253 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•our ability to come to an agreement with the USPS regarding new leases or lease renewals on the terms and timing we expect, or at all;
•the solvency and financial health of the USPS;
•defaults on, early terminations of or non-renewal of leases or relocation, closure or consolidation of postal offices or delivery units by the USPS;
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
ii

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
iii

PART I
ITEM 1. BUSINESS
General
We are an internally managed REIT with a focus on acquiring and managing properties leased primarily to the USPS, ranging from last-mile post offices to larger industrial facilities. We believe that we are the largest owner and manager, measured by net leasable square footage, of properties that are leased to the USPS.
We were organized in the state of Maryland on November 19, 2018 and commenced operations upon completion of our initial public offering ("IPO") on May 17, 2019 and the related formation transactions. Our Class A common stock trades on the New York Stock Exchange under the symbol “PSTL”. We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our short tax year ended December 31, 2019.
We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of December 31, 2022, we owned approximately 80.8% of the outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
Real Estate Investments
As of December 31, 2022, we had net investments of approximately $459.9 million in 1,286 real estate properties (including two properties accounted for as financing leases). The properties are located in 49 states and one territory, totaling approximately 5.3 million net leasable interior square feet in the aggregate and were 99.7% occupied as of December 31, 2022 with a weighted average remaining lease term of approximately three years. As of December 31, 2022, we manage, through our taxable REIT subsidiary ("TRS"), an additional 397 properties owned by our chief executive officer, Andrew Spodek, and his affiliates. We have a right of first offer to purchase 250 of our 397 managed properties.
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
2022 Highlights
•We collected 100% of our contractual rents and our owned portfolio was 99.7% occupied as of December 31, 2022.
•We acquired 320 properties leased primarily to the USPS totaling approximately 869,000 net leasable interior square feet, for approximately $123 million, excluding closing costs, during 2022.
•We amended our existing Credit Facilities (as defined below) in May 2022 to, among other things, add the 2022 Term Loan (as defined below), replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if we achieve certain sustainability targets. In December 2022, we further exercised $40.0 million of term loan accordion under the Credit Facilities. We also entered into five interest rate swaps with a total notional amount of $165.0 million to manage our interest rate risks under the Credit Facilities.
•We issued 751,382 shares of Class A common stock under our at-the-market equity offering programs during 2022, raising approximately $11.9 million in gross proceeds.

Dividends
•We have increased our quarterly dividend from $0.2275 for the fourth quarter 2021 dividend to $0.2375 for the fourth quarter 2022 dividend. Our dividend per share has increased for the past fourteen consecutive quarters. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.
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
Government Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position. The impact of these governmental regulations can be material to our business. We incur costs to monitor and take action to comply with governmental regulations that are applicable to our business, which include, among others: federal securities laws and regulations; REIT and other tax laws and regulations; environmental and health and safety laws and regulations; legal requirements for federal government contractors; local zoning, usage and other regulations relating to real property; and the Americans with Disabilities Act of 1990, as amended (the "ADA").
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
Human Capital Resource Management
As of December 31, 2022, we employed 42 full-time employees. Our employees are primarily located at our corporate office in Cedarhurst, New York. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory. As of December 31, 2022, 31% of our employees, 20% of our named executive officers and key employees (defined as all employees with a title of vice president and higher) and 20% of the members of our Board of Directors were female and 21% of our employees identified as a member of an ethnic and/or racial minority group.
Our human capital goals are focused on identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for any recruitment, hiring, development, training, compensation and advancement at the Company are qualifications, performance, skills and experience. We believe our employees are fairly compensated, and compensation and promotion decisions are made without regard to gender, race and ethnicity. Employees are routinely recognized for outstanding performance.
We maintain both cash- and equity-based compensation programs designed to attract, retain and motivate our employees. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. We offer a comprehensive benefits program as well as a 401(k) program, flexible spending accounts, income protection through our sick pay and long-term disability policies, paid vacation, paid maternity and paternity leave and holiday and personal days to balance work and personal life. In addition to our benefits program, we offer a number of work life enhancements at our corporate headquarters, including, but not limited to, healthy snacks and ergonomic workstations. We encourage our employees to take advantage of various internal training opportunities and those provided by outside service providers to the extent these are business related. All corporate employees, including members of our management team, receive periodic training about our business, the Company’s structure and the important laws and policies that affect the Company. In addition, many of our employees hold professional licenses and we encourage them to, and reimburse them, for qualified ongoing continuing professional education. We also provide all of our employees with biannual performance and career development reviews.
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
Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of our properties, which could materially and adversely affect us. We maintain an insurance policy for environmental liabilities at all of our properties. However, any potential or existing environmental contamination liabilities may be in excess of the coverage limits of, or not covered by, such insurance policy. We may also not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.
In addition, some of our buildings contain, or at one time contained, lead-based paint, asbestos containing materials or underground storage tanks used to store petroleum products or other potentially hazardous or toxic substances or may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to lead, asbestos, or airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of lead, asbestos, mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of lead, asbestos, mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.
Availability of Reports Filed with the Securities and Exchange Commission
A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.postalrealtytrust.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors are also available on our website at https://investor.postalrealtytrust.com/govdocs, and are available in print to any stockholder upon written request to Postal Realty Trust, Inc. c/o Investor Relations, 75 Columbia Avenue, Cedarhurst, New York 11516. Our telephone number is (516) 295-7820. The information on or accessible through our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filing we file or furnish with the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS
Risk Factor Summary
Risks Related to the USPS
•Our business is substantially dependent on the demand for leased postal properties.
•The USPS’ inability to meet its financial obligations may have a material adverse effect on our business.
•The USPS has a substantial amount of indebtedness and is subject to rising expenses.
•The USPS is subject to congressional oversight and regulation by the PRC and other agencies.
•Intense competition faced by the USPS.
•The USPS’ potential insolvency, inability to pay rent or bankruptcy.
•Implementation of the Ten-Year Plan proposed by the USPS.
•Our properties may have a higher risk of terrorist attacks.
•Litigation and catastrophic events involving the USPS may disrupt our business.
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
•As of March 7, 2023, the leases at 100 of our properties were expired.
•Our use of OP Units as consideration to acquire properties.
•Postal properties are illiquid.
•An increase in the amount of USPS or U.S. government-owned real estate may adversely affect us.
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
•Risks associated with on-going or future litigation.
•Insurance on our properties may not adequately cover all losses and uninsured losses.
•Risks associated with joint venture investments.
•Competition for skilled personnel could increase our labor costs.
•Our growth depends on external sources of capital.
•We could incur significant costs and liabilities related to environmental matters.
•Our properties may contain or develop harmful mold or suffer from other air quality issues.
•We are subject to risks from natural disasters and risks associated with climate change.
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

•Certain provisions of our Operating Partnership may delay or prevent unsolicited acquisitions of us.
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
•There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to United Postal Holdings, Inc. ("UPH")
•A sale of assets acquired as part of the merger between us and UPH within five years after the merger would result in corporate income tax.
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
•We face cybersecurity risks and risks associated with security breaches.
•Risks associated with third-party expectations relating to environmental, social and governance factors.
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
Any significant decrease in the demand for leased postal properties could have a material adverse effect on our business. The number of retail postal locations nationwide has been decreasing over the prior decade. Additionally, on March 23, 2021, the USPS released a ten-year plan entitled Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence (the “Ten-Year Plan”), which includes evaluating the facility consolidations that were deferred in 2015 and potentially consolidating the facilities that remain underutilized. The USPS has recently began to undertake, and proposes to further undertake, a number of operational reforms and cost reduction measures under the Ten-Year Plan, such as higher rates, slower deliveries for certain services, formation of large sorting and delivery centers and closure, relocation or consolidation of certain facilities and delivery units. Consolidation of our postal properties or delivery units attached to our postal properties would materially adversely affect our operations. Further reductions in the number of postal properties could result in entering into leases with the USPS in the future on less favorable terms than current leases, the failure of the USPS to renew leases or the termination by the USPS of existing leases for our properties and the reduction of the number of acquisition opportunities available to us. The level of demand for postal properties may be impacted by a variety of factors outside of our control, including changes in U.S. federal government and USPS policies or funding, changes in population density, the health and sustainability of local, regional and national economies, the existence of epidemics and pandemics, such as the ongoing COVID-19 pandemic, and the demand and use of the USPS. Moreover, technological innovations, such as autonomous delivery devices, may decrease the need for hand delivery or in-person pick up, thereby decreasing the demand for retail post offices. In addition, package delivery service providers, such as FedEx, Amazon, UPS and DHL, begun implementing autonomous delivery devices to assist retail companies with same-day and last-mile deliveries, in addition to publicly stating their intention to expand their last-mile delivery capabilities. The development, implementation and broad adoption of these devices may decrease the demand for postal services.
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
The USPS has a substantial amount of indebtedness and is subject to rising expenses.

The USPS has significant outstanding debt obligations to the Federal Financing Bank (the “FFB”). Under the note purchase agreement between the USPS and the FFB (the "NPA"), USPS can issue short-term or long-term notes to the FFB and receive funds within two business days. If the FFB elects not to purchase the USPS' notes, the USPS would need to issue and sell such notes potentially in the public or private debt markets to other parties or seek financing through other means. The NPA will expire on September 30, 2025. There can be no assurance that the USPS will be able to extend the term of the NPA beyond expiration or, if the FFB declines to purchase the notes issued by the USPS, obtain alternative sources of financing on the terms or timing that it expects or at all. If the USPS is unable to extend the NPA beyond expiration, the USPS may not be able to refinance debt with the FFB in the future at comparable terms to those currently available.
The USPS also has a significant underfunded Postal Service Retiree Health Benefit Fund (the "PSRHBF") liability, which the USPS is required to fund in future periods. Additionally, the USPS has significantly underfunded retirement benefits amortization payable to the Civil Service Retirement System (the "CSRS") and Federal Employees Retirement System (the "FERS") funds, which the USPS is required to fund in future periods. On March 8, 2022, Congress passed the Postal Service Reform Act, which significantly alleviated the obligations of the USPS by repealing the requirement for USPS to pre-fund the PSRHBF, forgiving the USPS' $57 billion outstanding liability under the PSRHBF and requiring future postal retirees to enroll in Medicare, although significant underfunded liability remains under the PSRHBF in the long term. The USPS’ substantial obligations under the NPA and the CSRS and FERS funds also remain outstanding.

In addition, the USPS' collective bargaining agreements include provisions for mandatory cost of living adjustments, which, in recent years coupled with continued impacts to consumer inflation, have resulted in significant increase in labor costs for the USPS. The USPS has also been exposed to rising commodity prices, primarily for diesel fuel, unleaded gasoline, and aircraft fuel for transportation of mail, and natural gas and heating oil for its facilities.

The USPS’ significant debt and unpaid health and retirement obligations have in the past required, and could in the future require, the USPS to dedicate a substantial portion of its cash flow from operations to payments on debt and health and retirement obligations, thus reducing the availability of cash flow to fund operating expenses, including lease payments, working capital, capital expenditures and other business activities. If the USPS becomes unable to meet its debt and other obligations or control its expenses and generate sufficient liquidity for its business, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations.
The USPS is subject to congressional oversight and regulation by the PRC and other government agencies.
The USPS has a wide variety of stakeholders whose interests and needs are sometimes in conflict. The USPS operates as an independent establishment of the executive branch of the U.S. government and, as a result, is subject to a variety of regulations and other limitations applicable to federal agencies. The ability of the USPS to raise rates for its products and services and sell new products and services in new or existing markets is subject to the regulatory oversight and approval of the PRC. Limitations on the USPS’ ability to take action could adversely affect its operating and financial results, and as a result, reduce demand for leasing postal properties.
Furthermore, a change in the structure, mission or leasing requirements of the USPS, a significant reduction in the USPS’ workforce, relocation of personnel resources, delivery units or postal offices, other internal reorganization or a change in the post offices or delivery units occupying our properties would affect our lease renewal opportunities and have a material adverse effect on our business. In addition, any change in the U.S. federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization of all or a portion of the USPS business operations, may have a material adverse effect on our business.
The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.
Failure of the USPS to compete effectively and operate efficiently, grow marketing mail and package delivery services and increase revenue and contribution from other sources will adversely impact the USPS’ financial condition and this adverse impact will become more substantial over time. The USPS’ marketplace competitors include both local and national providers of package delivery services. The USPS’ competitors have different cost structures and fewer regulatory restrictions and are able to offer differing services and pricing, which may hinder the USPS’ ability to remain competitive in these service areas. In addition, most of the USPS’ competitors have access to capital markets, which allows them greater flexibility in the financing and expansion of their business. Customer usage of postal services continues to shift to substitute products and digital communication. The use of e-mail and other forms of electronic communication have reduced first class mail volume, as have electronic billing and payment. Marketing mail has recently experienced declines due to mailers’ growing use of digital advertising including digital mobile advertising. The volume of periodicals services continues to decline as consumers increasingly use electronic media for news and information. Periodical advertising has also experienced a decline as a result of move to electronic media. The growth in the USPS’ competitive service volumes, such as Priority Mail, Priority Mail Express, First-Class Package Service, Parcel Select, Parcel Return Service and some types of International Mail, is largely attributable to certain of the USPS’ largest customers, including UPS, FedEx and Amazon. Each of these customers is building its own delivery capability that could enable it to divert volume away from the USPS over time. If these customers divert significant volume away from the USPS, the growth in the USPS’ competitive service volumes may not continue, and there may be reduced demand for leasing postal properties by the USPS.
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
The USPS has published its Ten-Year Plan to address the challenges of the shift from traditional letter-mail to package delivery, underperformance in processing, transportation, delivery and retail operations, failure to meet service performance standards and a perilous and worsening financial situation that has resulted in significant losses. The strategic initiatives are designed to reverse projected losses and to operate at a positive net income in the long term. The Ten-Year Plan includes realignment, procurement of new facilities, expansion of existing facilities and consolidation of underused facilities as well as modernization of retail lobbies to enable expanded digital, small, medium-sized business and government services, which could affect our operations if our postal properties are consolidated.
The USPS has recently begun to undertake a number of operational reforms and cost reduction measures under the Ten-Year Plan, such as higher rates, slower deliveries for certain services, formation of large sorting and delivery centers and closure, relocation or consolidation of certain facilities and delivery units. The extent to which the implementation of this Ten-Year Plan will affect our business, liquidity, financial condition, and results of operations will depend on numerous factors that we may not be able to accurately predict or assess. Portions of the Ten-Year Plan require Congressional approval, which we cannot predict at this time and there will be additional conversations with stakeholders about implementation and changes to the Ten-Year Plan. The USPS’ failure to implement the Ten-Year Plan or receive Congressional approval may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.
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
Litigation and catastrophic events involving the USPS may disrupt our business.
As a result of the proposed and executed operational, managerial and strategic changes within the USPS, including the Ten-Year Plan, the USPS is the focal point of significant public criticism and litigation. As of the date of this report, several lawsuits have been filed and remain pending against the USPS pertaining to operational change at the USPS, such as higher rates and slower deliveries for certain services. If, as a result of such criticism or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS. The COVID-19 pandemic has also had severe impacts on the USPS and its operations, customer demands, supply chains and labor force. The USPS will continue to be at risk of the adverse impact of another regional epidemic, global pandemic or other adverse public health developments in the future, which could reduce demand for USPS properties and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Operations
We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
A significant portion of our business plan is to acquire additional properties that are leased to the USPS. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to a variety of tenants or that are not leased when they are acquired. In addition, the current ownership of properties leased to the USPS is highly fragmented with the overwhelming majority of owners holding a single property. As a result, we may need to expend significant resources to source acquisition opportunities and complete our due diligence, underwriting and acquisition accounting process on many individual properties, thereby increasing our acquisition costs, lengthening the acquisition timeline and possibly reducing the amount that we are able to pay for a particular property. Accordingly, our plan to grow our business largely by acquiring additional properties that are leased to the USPS and managing properties leased to the USPS by third parties may not succeed.
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
Our business may be adversely affected by regional or local conditions and events in the areas in which we operate, particularly in Wisconsin, Pennsylvania, Kansas, Alabama and Texas, where many of our postal properties are concentrated. Developments or conditions in these regions that may adversely affect our occupancy levels and renewals, our rental revenues, our funds from operations or the value of our properties include the following, among others:
•downturns in economic conditions, including as a result of the COVID-19 pandemic;
•unforeseen events beyond our control, including, among others, natural disasters, terrorist attacks and travel related health concerns including pandemics and epidemics;
•possible reduction of the USPS workforce, relocation of postal offices or consolidation of delivery units by the USPS; and
•economic conditions that could cause an increase in our operating expenses, insurance and routine maintenance.
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
In addition, under some of our leases, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property and capital improvements such as roof replacement and major structural improvements. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. If we were to fail to meet these obligations, then the tenant could abate rent or terminate the applicable lease, which could have a material adverse effect on our business, financial condition and results of operations.

Property vacancies could result in significant capital expenditures and illiquidity.
The loss of a tenant through lease expiration may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Substantially all of the properties we acquire are specifically suited to the particular business of the USPS and, as a result, if the USPS vacates a property, does not renew its lease or decides to relocate a postal office to another location, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required or elect to sell the property, we may have difficulty selling it to a party other than the USPS, which may result in an impairment loss. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, which may materially and adversely affect us.
As of March 7, 2023, the leases at 100 of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss.
As of March 7, 2023, the leases at 100 of our properties, representing approximately 320,000 net leasable interior square feet and $4.0 million in annual contractual rental revenue, were expired and the USPS is occupying such properties as a holdover tenant. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.
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
An increase in the amount of USPS or U.S. government-owned real estate may adversely affect us.

If there is a large increase in the amount of real estate owned by the USPS or other U.S. government agencies, the USPS may relocate from our properties to such USPS or U.S. government-owned facilities at the expiration of their respective leases. Similarly, it may become more difficult for us to renew our leases with the USPS when they expire or identify additional properties that are leased to the USPS in order to grow our portfolio.
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
Covenants in our debt instruments could adversely affect our financial condition.
Our Credit Facilities and other debt instruments contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. Under our Credit Facilities, we must maintain certain ratios, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. Our ability to borrow under our Credit Facilities and other debt instruments is subject to compliance with our financial and other covenants.
Failure to comply with any of the covenants under our Credit Facilities or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under a secured debt instrument that could exceed a cross-default threshold under our Credit Facilities, causing an event of default thereunder. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in any of our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the collateral securing the defaulted loan.
Alternatively, even if a secured debt instrument is below the cross-default threshold for non-recourse secured debt under our Credit Facilities, a default under such secured debt instrument may still cause a cross default under our Credit Facilities because such secured debt instrument may not qualify as “non-recourse” under our Credit Facilities. Another possible cross default could occur between the credit facilities that we enter into and any senior unsecured notes that we issue. Any of the foregoing default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.
Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.
Subject to maintaining our qualification as a REIT, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity. See Note 6. Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements included herein for further details. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 815, Derivatives and Hedging.
The REIT provisions of the Code also limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into (i) to manage the risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, (ii) to manage the risk of currency fluctuations with respect to any item of income or gain that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs (or any property that generates such income or gain) or (iii) that hedges against transactions described in clauses (i) and (ii) and is entered into in connection with the extinguishment of debt or sale of property that is being hedged against by the transactions described in clauses (i) and (ii) does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we comply with certain identification requirements pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities or expose us to greater risks than we would otherwise want to bear.
Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception of our company in the capital markets.
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Spodek, Garber and Klein who have extensive market knowledge and relationships and exercise substantial influence over our acquisition, operational and financing activities. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with investors, lenders, the USPS and owners of postal properties. If we lose their services, such relationships could diminish or be adversely affected. Our employment agreements with Messrs. Spodek, Garber and Klein do not guarantee their continued employment with us.
Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, particularly in the postal real estate sector, which aid us in identifying opportunities, having opportunities brought to us and negotiating. Many of these individuals have developed specialized knowledge and skills in the postal real estate sector. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with investors, lenders, owners of postal properties, business partners, existing and prospective tenants and industry participants, which could materially adversely affect our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.

We may be subject to on-going or future litigation, including existing claims relating to the entities that owned the properties previously and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.
We may be subject to litigation, including existing claims relating to the entities that owned the properties previously and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. In addition, with respect to any claims under our leases with the USPS, the procedures for settling such disputes with the USPS under the Contract Disputes Act of 1978 could be costly, time consuming and may divert the attention of management from other operations of our business. Specifically, the claim process first requires a contractor to file a claim with a USPS-assigned contracting officer. After the contracting officer has issued a final decision, the contractor may appeal such decision before the Postal Service Board of Contract Appeals or the U.S. Court of Federal Claims. We generally intend to vigorously defend ourselves or pursue our claims. However, we cannot be certain of the ultimate outcomes of any currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements and any related expenses exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Certain litigation or the resolution of certain litigation may adversely affect our relationship with tenants, vendors and other parties involved in the disputes and impact the availability or cost of some of our insurance coverage, which could materially adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.
Insurance on our properties may not adequately cover all losses and uninsured losses if we experience a substantial or comprehensive loss of such properties.
Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In those circumstances, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property and its generation of rental revenue. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, may be uninsurable or not economically insurable by us. In addition, in the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
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
We compete intensely with various real estate and other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel in order to successfully manage the day-to-day operations of our company and execute our business plan. As we continue to grow, we have faced and may continue to face increased challenges in hiring and retaining qualified and skilled personnel, especially during periods of labor shortage and intense competition for talents. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge the USPS. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.
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
•general market conditions and the conditions of the USPS;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected performance and future earnings;
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
As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials, such as asbestos, lead or underground storage tanks used to store petroleum products or other potentially hazardous or toxic substances, or other adverse conditions, such as poor indoor air quality, in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance and could be required to abate, remove or otherwise address the hazardous material to achieve compliance with applicable environmental laws and regulations. Also, we could be liable to third parties, such as occupants or employees of the buildings, for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. If we incur material environmental liabilities in the future, we may find it difficult to sell or lease any affected properties.
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
Natural disasters and severe weather such as flooding, earthquakes, tornadoes or hurricanes may result in significant damage to our properties. Many of our properties are located in states like Oklahoma, Texas, Missouri, Louisiana and Florida that historically have experienced heightened risk for natural disasters like tornados and hurricanes. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. While we carry insurance to cover a substantial portion of the cost of such events, our insurance includes deductible amounts and certain items may not be covered by insurance. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
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
Our properties are insured by title policies. We have not, however, obtained new owner’s title insurance policies in connection with the acquisition of our initial properties in our formation transactions and certain acquisitions subsequent to the formation transactions. In some instances, these insurance policies are effective as of the time of the acquisition or later refinancing. As such, it is possible that there may be title defects that have arisen since such acquisition or refinancing for which we will have no title insurance coverage. If there were a material title defect related to any of our properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.
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

We have made significant investments to update and improve our information technology systems and expect such investments to continue in order to meet our business needs, including for sourcing acquisition opportunities, managing the maintenance and repair of our properties and enhancing our cybersecurity. Transitioning to new or upgraded systems can create difficulties, including potential disruptions to current processes and security complexities. In addition, our information technology systems may require further modification as we grow and as our business needs change, which could prolong difficulties we experience with transitions. Such significant investments in our systems may take longer to deploy and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Difficulties in implementing new or upgraded information technology systems or significant system failures or delays or the failure to successfully modify our systems and respond to changes in our business needs could adversely affect our business and results of operations.

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
Mr. Spodek and his affiliates held approximately 10.3% of the combined voting power of our outstanding shares of common stock as of March 7, 2023. Pursuant to his ownership of Class A common stock and Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.
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
As of March 7, 2023, Mr. Spodek and his affiliates owned approximately 39.2% of the outstanding OP Units (including LTIP Units) that are not owned by us and approximately 4.1% of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 11.2% beneficial economic interest in our Company on a fully diluted basis.
Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
In connection with contributions of properties to our Operating Partnership, our Operating Partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business or provide certain of our contributors the opportunity to guarantee debt or enter into a deficit restoration obligations upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the tenth anniversary of the completion of our formation transactions. If we fail to make such opportunities available, we will be required to deliver to each such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. Nevertheless, we have entered and may in the future enter into tax protection agreements to assist contributors of properties to our Operating Partnership in deferring the recognition of taxable gain as a result of and after any such contribution.
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
As of March 7, 2023, approximately 20.0% of the outstanding OP Units (including the LTIP Units) of our Operating Partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local income, property and excise taxes on our income or property, including tax on income from some activities conducted as a result of foreclosure, and state or local income, property and transfer taxes, and, in certain cases, a 100% penalty tax, in the event we sell property that we hold primarily for sale to customers in the ordinary course of business. In addition, our TRS is subject to tax as a regular corporation in the jurisdictions in which it operates, which would decrease cash available for distributions to stockholders.
Failure to make required distributions would subject us to federal corporate income tax.
We have operated and intend to continue to operate so as to maintain our qualification as a REIT for federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Differences in timing between the recognition of income and the related cash receipts, limitations on our ability or the ability of our subsidiaries to deduct interest expense from borrowings under Section 163(j) of the Code or the effect of required debt amortization payments could require us to borrow or raise capital on terms we regard as unfavorable, or sell assets at prices or at times we regard as unfavorable to distribute out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.
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
A portion of our predecessor, UPH, that was taxable as a C corporation merged into us as a part of our formation transactions. As a result of the merger, any unpaid tax liabilities of such taxable C corporation were transferred to us. Under an indemnification agreement, Mr. Spodek and his affiliates are required to make a payment to us in the event that there is a final determination of any such tax liabilities. If Mr. Spodek and his affiliates do not make such payment, we would be responsible for paying such tax liabilities, which would decrease cash available for distributions to stockholders.
There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to UPH.
Because a portion of our predecessor, UPH, was a C corporation, to qualify as a REIT, we were required to distribute to our stockholders prior to the end of the taxable year ended December 31, 2019 all of UPH’s accumulated earnings and profits attributable taxable years prior to our formation transactions. Based on an earnings and profits study we obtained from an accounting firm, we do not believe that we had any accumulated earnings and profits attributable to UPH. While we believe that we satisfied the requirements relating to the distribution of UPH’s earnings and profits, the determination of the amount of accumulated earnings and profits attributable to UPH is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to UPH, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing UPH’s tax years through the effective date of the merger with us, successfully assert that our taxable income should be increased, which could increase our earnings and profits attributable to UPH. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot determine now whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.
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
We believe that our Operating Partnership has been and will be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership generally will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
The federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which could result in statutory changes as well as frequent revisions to regulations and interpretations. We and our stockholders could be adversely affected by any new federal income tax law, regulation or administrative interpretation.

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
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes of preferred or common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Preferred stock or units could have a preference on liquidating distributions or a preference on dividend or distribution payments that could limit our ability to make a dividend distribution to the holders of our common stock and common units. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their holdings in us.

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
In addition, while we expect to continue to make regular quarterly distributions to the holders of our Class A common stock, if sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or net proceeds from asset sales, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than expected, or if such cash available for distribution decreases in future periods from expected levels, our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our Class A common stock.
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
We face cybersecurity risks.
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
In the normal course of business, we and our service providers (including service providers engaged in providing property management, leasing, accounting and/or payroll services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. Some of our employees also work remotely, which could introduce additional cybersecurity risks. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging with the potential for disruption in our operations, material harm to our financial condition, cash flows and the market price of our common shares, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.
Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
Certain investors may use environmental, social and governance factors to guide their investment strategies and, in some cases, may choose not to invest in our securities if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, we owned a portfolio of 1,286 properties located in 49 states and one territory, comprising approximately of 5.3 million net leasable interior square feet. Our properties are leased primarily to the USPS. The following map shows our footprint of owned properties as of December 31, 2022.
Information regarding our properties as of December 31, 2022 are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.
Scheduled Lease Expirations
As of December 31, 2022, the weighted average remaining years to maturity pursuant to our leases with the USPS was approximately three years, with expirations through 2031, assuming tenants do not exercise any existing renewal, termination or purchase options. The table below details scheduled lease expirations, as of December 31, 2022, for our properties for the periods indicated.

	Number of Leases Expiring	Total Lease Square Footage		Annualized Lease Revenue(1)
Year		Amount	%	Amount	%
2022 (2)	88	297,501	5.6%	$3,602,163	7.6%
2023	88	610,311	11.5%	4,010,679	8.5%
2024	98	547,030	10.3%	5,240,508	11.1%
2025	196	1,164,639	21.8%	8,102,408	17.1%
2026	255	995,492	18.7%	9,385,862	19.9%
2027	298	955,871	17.9%	8,505,476	18.0%
2028	80	250,637	4.7%	2,657,741	5.6%
2029	91	262,973	4.9%	2,955,526	6.2%
2030	91	234,670	4.4%	2,769,196	5.9%
2031	3	8,786	0.2%	65,620	0.1%
Totals	1,288	5,327,910	100.0%	$47,295,179	100.0%
Explanatory Notes:
(1)Annualized contractual rent in effect on December 31, 2022 for all of our leases (including those accounted for as direct financing leases). For leases in holdover, rent is calculated based on market rent determined by the USPS as a part of ongoing lease renewal negotiations and then annualized.
(2)Includes approximately 278,000 of interior lease square footage and annualized lease revenue of $3.4 million occupied by month-to-month holdover leases or leases that expired during the year ended December 31, 2022.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the New York Stock Exchange under the symbol “PSTL”. As of March 7, 2023, there were 19,683,253 shares of Class A common stock issued and outstanding and seven stockholders of record. This number of stockholders of record does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
In addition, as of March 7, 2023, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 4,952,337 OP Units and LTIP units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares or units.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto of the Company as of and for the years ended December 31, 2022 and December 31, 2021. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in Item 1A. “Risk Factors” and included in other portions of this report.
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the year ended December 31, 2022, we acquired 320 properties leased primarily to the USPS for approximately $123 million, excluding closing costs. As of December 31, 2022, our portfolio consists of 1,286 owned properties, located in 49 states and one territory and comprising approximately 5.3 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of March 7, 2023, we owned approximately 80.0% of our outstanding OP Units, including LTIP Units. Our Board of Directors oversees our business and affairs.

ATM Programs
On December 14, 2020, we entered into separate open market sale agreements for our at-the-market offering program (the "2020 ATM Program"), pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. On November 4, 2022, we terminated the 2020 ATM Program and entered into separate open market sale agreements with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc. as agents (the "2022 ATM Program"), pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. During the year ended December 31, 2022, 751,382 shares were issued under the 2020 ATM Program and the 2022 ATM Program, raising approximately $11.9 million in gross proceeds. As of December 31, 2022, we had approximately $41.9 million of availability remaining under the 2022 ATM Program.
Executive Overview
We are an internally managed REIT with a focus on acquiring and managing properties leased primarily to the USPS, ranging from last-mile post offices to larger industrial facilities. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our shareholders.
Geographic Concentration
As of December 31, 2022, we owned a portfolio of 1,286 properties located in 49 states and one territory and leased primarily to the USPS. For the year ended December 31, 2022, approximately 15.1% of our total rental income was concentrated in Pennsylvania.
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
We elected to be treated as a REIT under the Code beginning with our short taxable year ended December 31, 2019 and intend to continue to qualify as a REIT. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.

Factors That May Influence Future Results of Operations
The USPS
We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and potential closure, relocation or consolidation of certain facilities and delivery units, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The ongoing COVID-19 pandemic (including new or mutated variants of COVID-19) and measures taken to prevent its spread also continue to have a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. The COVID-19 pandemic and other geopolitical and economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Mr. Spodek and his affiliates, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by our tenants under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other principally represent (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of December 31, 2022, properties leased to our tenants had an average remaining lease term of approximately three years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include but are not limited to: the cost of periodic repair, renovation costs, the cost of re-leasing space, inflation and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and the related property operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.

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
Equity-Based Compensation Expense
All equity-based compensation expense is recognized in our Consolidated Statements of Operations and Comprehensive Income as components of general and administrative expense and property operating expenses. We issue share-based awards to align our directors’ and employees’ interests with those of our investors.
Indebtedness and Interest Expense
On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "2021 Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, we amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Revolving Credit Facility and the 2021 Term Loan, the “Credit Facilities”), replace LIBOR with SOFR as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if we achieve certain sustainability targets.
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
Lease Renewal
As of March 7, 2023, the leases at 100 of our properties, representing approximately 320,000 net leasable interior square feet and $4.0 million in annual contractual rental revenue, were expired and the USPS was occupying such properties as a holdover tenant. See Item 2. "Properties—Lease Expiration Schedule”. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. In 2022, in connection with our ongoing lease renewal negotiations with the USPS, we filed claims with the USPS regarding market rent and other amounts due under the expired leases during the holdover period. The USPS subsequently determined that market rent for the expired leases was generally greater than the rent amount under the expired leases and agreed to pay us (i) a lump sum catch-up payment for increased rents from the date of lease expiration and (ii) increased rents reflecting the market rent determined by USPS going forward. However, because USPS did not accept market rent based on our estimate and other amounts in our claims, we appealed such decisions before the Postal Service Board of Contract Appeals (“PSBCA”) within the period prescribed in the Contract Disputes Act of 1978. The PSBCA subsequently granted a joint request by the USPS and us to stay the appeals to enable further negotiations between the parties regarding the renewal of the expired leases. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".
Results of Operations
Comparison of the years ended December 31, 2022 and December 31, 2021

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Rental income	$50,876	$38,276	$12,600	33%
Fee and other	2,454	1,662	792	48%
Total revenues	53,330	39,938	13,392	34%

Operating expenses
Real estate taxes	7,168	5,399	1,769	33%
Property operating expenses	5,625	3,987	1,638	41%
General and administrative	13,110	10,643	2,467	23%
Depreciation and amortization	17,727	13,990	3,737	27%
Total operating expenses	43,630	34,019	9,611	28%

Income from operations	9,700	5,919	3,781	64%

Other income	1,029	401	628	157%

Interest expense, net
Contractual interest expense	(5,378)	(2,739)	(2,639)	96%
Write-off and amortization of deferred financing fees	(596)	(714)	118	(17)%
Loss on early extinguishment of debt	—	(202)	202	100%
Interest income	1	2	(1)	(50)%
Total interest expense, net	(5,973)	(3,653)	(2,320)	64%

Income before income tax expense	4,756	2,667	2,089	78%
Income tax expense	(12)	(111)	99	(89)%
Net income	$4,744	$2,556	$2,188	86%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $12.6 million to $50.9 million for the year ended December 31, 2022 from $38.3 million for the year ended December 31, 2021, primarily due to the volume of our acquisitions.

Fee and other - Fee and other revenue increased by $0.8 million to $2.5 million for the year ended December 31, 2022 from $1.7 million for the year ended December 31, 2021, primarily due to higher income received from properties accounted for as financing leases.
Operating Expenses
Real estate taxes – Real estate taxes increased by $1.8 million to $7.2 million for the year ended December 31, 2022 from $5.4 million for the year ended December 31, 2021, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses increased by $1.6 million to $5.6 million for the year ended December 31, 2022 from $4.0 million for the year ended December 31, 2021. Property management expenses are included within property operating expenses and increased by $0.6 million to $2.1 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021, due to expanding our property management staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our property management employees throughout 2021 and 2022. The remainder of the increase of $1.0 million is for expenses related to repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $2.5 million to $13.1 million for the year ended December 31, 2022 from $10.6 million for the year ended December 31, 2021, primarily due to expanding our staff and increase in information technology costs as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2021 and 2022.
Depreciation and amortization – Depreciation and amortization expense increased by $3.7 million to $17.7 million for the year ended December 31, 2022 from $14.0 million for the year ended December 31, 2021, primarily due to the volume of our acquisitions.
Other Income

Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.6 million to $1.0 million for the year ended December 31, 2022 from $0.4 million for the year ended December 31, 2021, primarily due to higher insurance recoveries.
Total Interest Expense, Net
During the year ended December 31, 2022, we incurred total interest expense, net of $6.0 million compared to $3.7 million for the year ended December 31, 2021. The increase in interest expense of $2.3 million was primarily related to higher amount of borrowings under our Credit Facilities to finance our acquisitions and increased interest rates.
Cash Flows
Comparison of the year ended December 31, 2022 and the year ended December 31, 2021
We had $1.5 million of cash and $0.5 million of escrows and reserves as of December 31, 2022 compared to $5.9 million of cash and $1.2 million of escrows and reserves as of December 31, 2021.
Cash flow from operating activities – Net cash provided by operating activities increased by $7.5 million to $24.6 million for the year ended December 31, 2022 compared to $17.1 million for the year ended December 31, 2021. The increase is primarily due to the volume of our acquisitions, all of which have generated additional rental income and related changes in working capital.
Cash flow from investing activities – Net cash used in investing activities of $120.1 million for the year ended December 31, 2022 primarily consisted of $119.9 million of acquisitions and capital improvements offset by $0.8 million of insurance proceeds that were received. Net cash used in investing activities for the year ended December 31, 2021 primarily consisted of $91.4 million of acquisitions and capital improvements and $15.7 million of investment in a financing lease offset by $1.2 million of insurance proceeds that were received.
Cash flow from financing activities – Net cash provided by financing activities decreased by $2.8 million to $90.6 million for the year ended December 31, 2022 compared to $93.4 million for the year ended December 31, 2021. The decrease was primarily related to a reduction in net proceeds from issuance of shares, increased payments of dividends and distributions and a decrease in net proceeds received from the 2021 Revolving Credit Facility during the year ended December 31, 2022, partially offset by an increase in net proceeds received from the 2022 Term Loan and lower amount of repayments under the 2021 Revolving Credit Facility during the year ended December 31, 2022.
Liquidity and Capital Resources
We had approximately $1.5 million of cash and $0.5 million of escrows and reserves as of December 31, 2022.
Revolving Credit Facility and Term loans
On August 9, 2021, we entered into the Credit Facilities, which include the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we further exercised $40.0 million of accordion feature under the 2022 Term Loan. As of December 31, 2022, we had $165.0 million of aggregate principal amount outstanding under our Credit Facilities, with $50.0 million drawn on the 2021 Term Loan and $115.0 million drawn on the 2022 Term Loan and $150.0 million of borrowing capacity remaining under the 2021 Revolving Credit Facility.
The Credit Facilities include an accordion feature which permit us to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and up to an additional $35.0 million under the Term Loans (after our exercise of the $40.0 million term loan accordion in December 2022), in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility.
The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of December 31, 2022, we were in compliance with all of the Credit Facilities’ debt covenants.
We have five interest rate swaps with a total notional amount of $165.0 million that are used to manage our interest rate risk and fix the SOFR component on the Credit Facilities (together, the "Interest Rate Swaps"). Within the $165.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.291% as of December 31, 2022. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.237% as of December 31, 2022. An additional $25.0 million of the swaps mature in February 2028 and fix the additional $25.0 million amount outstanding under the 2022 Term Loan at 4.81% as of December 31, 2022. The remaining $40.0 million of the swaps mature in February 2028 and fix the remaining $40.0 million amount outstanding under the 2022 Term Loan at 4.952% as of December 31, 2022.
Capital Resources and Financing Strategy
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facilities and the potential issuance of securities. We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time, including through our $50.0 million 2022 ATM Program.
Our long-term liquidity requirements primarily consist of funds necessary for the repayment of debt at maturity, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness including our Credit Facilities and mortgage financing, the issuance of equity and debt securities and proceeds from select sales of our properties. We also may fund property acquisitions and non-recurring capital improvements using our Credit Facilities pending permanent property-level financing.
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
Consolidated Indebtedness
As of December 31, 2022, we had approximately $198.1 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2022 and 2021 with respect to our outstanding indebtedness (in thousands):

	Amount Outstanding as of December 31, 2022	Amount Outstanding as of December 31, 2021	Interest Rate as of December 31, 2022	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$—	$13,000	SOFR+150 bps(2)	January 2026
2021 Term Loan	50,000	50,000	SOFR+145 bps(2)	January 2027
2022 Term Loan	115,000	—	SOFR+145 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	333	349	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	282	366	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	$198,093	$96,193

Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term loans" for details regarding the Credit Facilities. During the years ended December 31, 2022 and 2021, we incurred $0.3 million and $0.1 million, respectively, of unused facility fees related to our previous credit facility and the 2021 Revolving Credit Facility.
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
Secured Borrowings as of December 31, 2022
As of December 31, 2022, we had approximately $33.1 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.90% per annum.
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2022, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligations	Total	2023	2024 to 2025	2026 to 2027	More than five years
Credit Facilities	$165,000	$—	$—	$50,000	$115,000
Principal payments on mortgage loans	33,093	106	229	1,412	31,346
Interest payments(1)	41,543	7,800	15,583	13,858	4,302
Operating lease obligations(2)	1,885	245	167	86	1,387
Total	$241,521	$8,151	$15,979	$65,356	$152,035
Explanatory Notes:
(1)The amounts shown relate to (i) the 2021 Revolving Credit Facility based on the outstanding balance and interest rate in effect as of December 31, 2022 and assuming an unused facility fee under the 2021 Revolving Credit Facility through the remainder of the term based on such outstanding balance, (ii) the Term Loans based on the interest rate fixed through the

Interest Rate Swaps and outstanding balance as of December 31, 2022 and (iii) the mortgage loans based on the outstanding balance and interest rate in effect as of December 31, 2022.
(2)Operating lease obligations relate to two leases for our corporate headquarters and seven ground leases at certain of our properties.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2022, we paid cash dividends of $0.925 per share.
Subsequent Events
2023 Financing Activity
We had net credit facility activity of $17.0 million during the period subsequent to December 31, 2022. As of the date of this report, we had $182.0 million drawn on the Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and $17.0 million drawn on the 2021 Revolving Credit Facility.
2023 Real Estate Acquisitions
Subsequent to December 31, 2022, we have acquired 24 properties in individual or small portfolio transactions for approximately $12.7 million, excluding closing costs.
Dividends
Our Board of Directors approved, and on February 1, 2023, we declared a fourth quarter common stock dividend of $0.2375 per share which was paid on February 28, 2023 to stockholders of record on February 15, 2023.
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
Investments in Real Estate Properties
Upon the acquisition of real estate, the purchase price is allocated based upon the relative fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the relative fair value of the tangible and intangible assets of an acquired property is derived by valuing the property as if it were vacant. All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and acquisition-related expenses related to these asset acquisitions are capitalized as part of the acquisition.
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
We acquired 320 properties for approximately $123 million, excluding closing costs, during 2022 and 238 properties for approximately $103 million, excluding closing costs, during 2021. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.
Revenue Recognition
We have operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in our Consolidated Statements of Operations and Comprehensive Income. The Company’s determination of the probability to collect lease payments is impacted by numerous factors, including the Company's assessment of the tenant’s creditworthiness, economic conditions, historical experience with the tenant, future prospects for the tenant and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income.
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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. As of December 31, 2022 and 2021, no impairment related to our long-lived assets was identified.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of December 31, 2022, our indebtedness was approximately $198.1 million, consisting of approximately $165.0 million of variable-rate debt and approximately $33.1 million of fixed-rate debt. The $165.0 million variable-rate debt, all of which relate to the Term Loans, have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of December 31, 2022, none of our indebtedness was variable-rate debt, as the entire 2021 Revolving Credit Facility was undrawn.

Subject to maintaining our status as a REIT for federal income tax purposes, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity, such as the Interest Rate Swaps. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure. However, we provide no assurance that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility in our portfolio and we do not intend to enter into hedging arrangements for speculative purposes.

POSTAL REALTY TRUST, INC.
INDEX TO FINANCIAL STATEMENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Postal Realty Trust, Inc.
Cedarhurst, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Postal Realty Trust, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years then ended, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
March 7, 2023

POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31, 2022	December 31, 2021
Assets
Investments:
Real estate properties, at cost:
Land	$90,020	$64,538
Building and improvements	378,596	278,396
Tenant improvements	6,375	5,431
Total real estate properties, at cost	474,991	348,365
Less: Accumulated depreciation	(31,257)	(20,884)
Total real estate properties, net	443,734	327,481
Investment in financing leases, net	16,130	16,213
Total real estate investments, net	459,864	343,694
Cash	1,495	5,857
Escrow and reserves	547	1,169
Rent and other receivables	4,613	4,172
Prepaid expenses and other assets, net	15,968	7,511
Goodwill	1,536	—
Deferred rent receivable	1,194	666
In-place lease intangibles, net	15,687	14,399
Above market leases, net	399	249
Total Assets	$501,303	$377,717

Liabilities and Equity
Liabilities:
Term loans, net	$163,753	$49,359
Revolving credit facility	—	13,000
Secured borrowings, net	32,909	32,990
Accounts payable, accrued expenses and other, net	9,109	8,225
Below market leases, net	11,821	8,670
Total Liabilities	217,592	112,244

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 19,528,066 and 18,564,421 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	195	186
Class B common stock, par value $0.01 per share; 27,206 shares authorized, 27,206 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	254,107	237,969
Accumulated other comprehensive income	7,486	766
Accumulated deficit	(32,557)	(18,879)
Total Stockholders’ Equity	229,231	220,042
Operating Partnership unitholders’ non-controlling interests	54,480	45,431
Total Equity	283,711	265,473
Total Liabilities and Equity	$501,303	$377,717
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021
Revenues:
Rental income	$50,876	$38,276
Fee and other	2,454	1,662
Total revenues	53,330	39,938

Operating expenses:
Real estate taxes	7,168	5,399
Property operating expenses	5,625	3,987
General and administrative	13,110	10,643
Depreciation and amortization	17,727	13,990
Total operating expenses	43,630	34,019

Income from operations	9,700	5,919

Other income	1,029	401

Interest expense, net:
Contractual interest expense	(5,378)	(2,739)
Write-off and amortization of deferred financing fees	(596)	(714)
Loss on early extinguishment of debt	—	(202)
Interest income	1	2
Total interest expense, net	(5,973)	(3,653)

Income before income tax expense	4,756	2,667
Income tax expense	(12)	(111)

Net income	4,744	2,556
Net income attributable to Operating Partnership unitholders’ non-controlling interests	(890)	(501)

Net income attributable to common stockholders	$3,854	$2,055

Net income per share:
Basic and Diluted	$0.15	$0.10

Weighted average common shares outstanding:
Basic and Diluted	18,545,494	13,689,251

Comprehensive income:
Net income	$4,744	$2,556
Unrealized gain on derivative instruments	8,249	960
Comprehensive income	12,993	3,516
Comprehensive income attributable to Operating Partnership unitholders’ non-controlling interests	(2,419)	(695)
Comprehensive income attributable to common stockholders	$10,574	$2,821

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity
Balance - December 31, 2020	9,464,403	$95	$100,812	$—	$(8,917)	$91,990	$27,649	$119,639
Net proceeds from sale of common stock	8,969,717	90	138,371	—	—	138,461	—	138,461
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	15,501	15,501
Issuance and amortization of equity-based compensation	165,599	1	2,391	—	—	2,392	1,175	3,567
Issuance and amortization under ESPP	9,104	—	171	—	—	171	—	171
Restricted stock withholdings	(17,196)	—	(341)	—	—	(341)	—	(341)
Dividends declared ($0.885 per share)	—	—	—	—	(12,017)	(12,017)	(3,024)	(15,041)
Other comprehensive income	—	—	—	766	—	766	194	960
Net income	—	—	—	—	2,055	2,055	501	2,556
Reallocation of non-controlling interest	—	—	(3,435)	—	—	(3,435)	3,435	—
Balance – December 31, 2021	18,591,627	$186	$237,969	$766	$(18,879)	$220,042	$45,431	$265,473
Net proceeds from sale of common stock	751,382	7	11,332	—	—	11,339	—	11,339
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	10,884	10,884
Issuance and amortization of equity-based compensation	226,575	2	3,283	—	—	3,285	1,510	4,795
Issuance and amortization under ESPP	13,417	—	217	—	—	217	—	217
Restricted stock withholdings	(27,729)	—	(424)	—	—	(424)	—	(424)
Dividends declared ($0.925 per share)	—	—	—	—	(17,532)	(17,532)	(4,034)	(21,566)
Other comprehensive income	—	—	—	6,720	—	6,720	1,529	8,249
Net income	—	—	—	—	3,854	3,854	890	4,744
Reallocation of non-controlling interest	—	—	1,730	—	—	1,730	(1,730)	—
Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,744	$2,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,727	13,990
Write-off and amortization of deferred financing costs	596	714
Amortization of above/below market leases	(2,185)	(1,599)
Amortization of intangible liability	(91)	(23)
Gain on insurance proceeds received for damage due to property	(843)	(314)
Equity based compensation	4,718	3,720
Other	47	58
Loss on early extinguishment of debt	—	202
Deferred rent receivable	(529)	(450)
Deferred rent expense payable	8	12
Changes in assets and liabilities:
Rent and other receivables	(358)	(765)
Prepaid expenses and other assets	(95)	(2,104)
Accounts payable, accrued expenses and other	852	1,098
Net cash provided by operating activities	24,591	17,095

Cash flows from investing activities:
Acquisition of real estate	(116,212)	(89,464)
Investment in financing leases	(10)	(15,707)
Repayment of financing leases	—	19
Escrows for acquisition and construction deposits	(273)	(487)
Insurance proceeds related to property damage claims	843	1,151
Capital improvements	(3,687)	(1,900)
Other investing activities	(808)	(337)
Net cash used in investing activities	(120,147)	(106,725)

Cash flows from financing activities:
Repayments of secured borrowings	(100)	(13,845)
Proceeds from term loans	115,000	50,000
Proceeds from revolving credit facility	115,000	139,000
Repayments of revolving credit facility	(128,000)	(204,000)
Repayments from other financing activity	—	(53)
Net proceeds from issuance of shares	11,446	138,795
Debt issuance costs	(811)	(1,346)
Deferred offering costs	(199)	—
Proceeds from issuance of ESPP shares	185	127
Shares withheld for payment of taxes on restricted share vesting	(383)	(242)
Other financing activities	—	(10)
Distributions and dividends	(21,566)	(15,041)
Net cash provided by financing activities	90,572	93,385

Net increase (decrease) in Cash and Escrows and Reserves	(4,984)	3,755
Cash and Escrows and Reserves at the beginning of year	7,026	3,271
Cash and Escrow and Reserves at the end of year	$2,042	$7,026

Supplemental Disclosure of Non-Cash Investing and Financing Activities
OP Units issued for property acquisitions	$9,433	$15,511
Unrealized gain (loss) on interest rate swaps, net	$8,249	$960

Reallocation of non-controlling interest	$1,730	$3,435
OP Units issue for business acquisition	$1,451	$—
Reclassification of acquisition deposits included in prepaid expenses and other assets	$696	$792
Write-off of fixed assets no longer in service	$327	$40
Accrued capital expenditures included in accounts payable and accrued expenses	$231	$660
Accrued taxes withheld included in accounts payable and accrued expenses	$140	$99
Right of use assets	$131	$1,071
Accrued costs of capital included in accounts payable and accrued expenses	$107	$198
Reclassification of cost of capital included in prepaid expenses and other assets	$—	$137

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2022, the Company held an approximately 80.8% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of December 31, 2022, the Company owned a portfolio of 1,286 properties located in 49 states and one territory. The Company's properties are leased primarily to a single tenant, the United States Postal Service (the "USPS").
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

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company's short taxable year ended December 31, 2019, and intends to continue to qualify as a REIT. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.
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
The Company consolidates the Operating Partnership, a VIE in which the Company is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Substantially all of the assets and liabilities of the Company relate to the Operating Partnership.

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
Use of Estimates
The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. As discussed in the applicable sections elsewhere in the Consolidated Financial Statements, the Company’s most significant assumptions and estimates are related to the valuation of investments in real estate properties and impairment of long-lived assets. Although management believes its estimates are reasonable, actual results could differ from those estimates.
Offering and Other Costs
Offering costs are recorded in “Total Stockholders’ Equity” in the Consolidated Balance Sheets as a reduction of additional paid-in capital.
Segment Reporting
The Company leases its properties primarily to the USPS and reports its business as a single reportable segment.
Investments in Real Estate
Upon the acquisition of real estate, the purchase price is allocated based upon the relative fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the relative fair value of the tangible and intangible assets of an acquired property is derived by valuing the property as if it were vacant. All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and acquisition-related expenses related to these asset acquisitions are capitalized as part of the acquisition.
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
Deferred Costs
Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's existing credit facilities (the “Credit Facilities”), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "2021 Revolving Credit Facility") of the Credit Facilities are

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
deferred and amortized as an increase to interest expense over the terms of the 2021 Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Cash	$1,495	$5,857
Escrows and reserves:
Maintenance reserve	206	827
Real estate tax reserve	240	250
ESPP reserve	101	92
Cash and escrows and reserves	$2,042	$7,026
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. The Company’s determination of the probability to collect lease payments is impacted by numerous factors, including the Company's assessment of the tenant’s credit worthiness, economic conditions, historical experience with the tenant, future prospects for the tenant and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income.

Fee and other primarily consists of (i) property management fees, (ii) income recognized from properties accounted for as financing leases and (iii) fees earned from providing advisory services to third-party owners of postal properties. The management fees arise from contractual agreements with entities that are affiliated with the Company’s CEO. Management fee income is recognized as earned under the respective agreements. Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within "Investment in financing leases, net" on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing leases and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income and produces a constant periodic rate of return on the investment in financing leases, net. Revenue from advisory services is generated from service contracts generally based on (i) time and expense arrangements (where the Company recognizes revenues based on hours incurred and contracted rates), (ii) fixed-fee arrangements (where the Company recognizes revenues earned to date by applying the proportional performance method) or (iii) performance-based or contingent arrangements (where the Company recognizes revenues at a point in time when the client receives the benefit of the promised service). Reimbursable expenses for the advisory services, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues and in general and administrative expenses in the period in which the expense is incurred.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. The Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, the Company will estimate the fair value of the asset group to determine the amount of an impairment loss that should be recognized.
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
Fair Value Measurements

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of December 31, 2022 and 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2022 and 2021 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of December 31, 2022, and London Interbank Offered Rate (“LIBOR”) as of December 31, 2021, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $27.5 million and $32.1 million as compared to the principal balance of $33.1 million and $33.2 million as of December 31, 2022 and 2021, respectively. The fair value of the Company’s

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
secured debt was categorized as a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets was categorized as a Level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets. As of December 31, 2022 and 2021, the fair value of the Company’s interest rate swap derivative instruments was approximately $9.2 million and $1.0 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2022 and 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the years ended December 31, 2022 and 2021.
Concentration of Credit Risks
As of December 31, 2022, the Company’s properties were leased primarily to a single tenant, the USPS. For the year ended December 31, 2022, approximately 15.1% of the Company's total rental income, or $7.7 million, was concentrated in Pennsylvania. For the year ended December 31, 2021, approximately 18.3% of the Company's total rental income, or $7.0 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company’s prior investors and certain sellers of properties to the Company and long term incentive units of the Operating Partnership ("LTIP Units") held by the Company’s CEO and certain other employees and the Company's Board of Directors. See Note 11. Stockholder’s Equity for further details.
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
Earnings per Share

The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of December 31, 2022 and 2021, the Company had unvested restricted shares of Class A common stock, LTIP Units and certain restricted stock units (“RSUs"), which provide for non-forfeitable rights to dividend and dividend-equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback in certain circumstances, including when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, effective on January 1, 2021, the Company combined tenant reimbursements with rental income on its Consolidated Statements of Operations and Comprehensive Income.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company's Consolidated Financial Statements for the year ended December 31, 2022.
Future Application of Accounting Standards
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaced the previous "incurred loss" model with an "expected loss" approach. The guidance also requires entities to disclose information about how they developed the allowances, including changes in the factors that influenced estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance became effective for the Company and was adopted by the Company on January 1, 2023. Upon adoption of this guidance, the Company had two direct financing leases with a net investment balance aggregating approximately $16.1 million prior to any credit loss adjustment. Historically, the Company has had no collection issues related to these direct financing leases and its other leases in which the Company is the lessor; therefore, the Company assessed the probability of default on these leases based on the lessee’s status as an independent agency of the executive branch of the U.S. federal government, financial condition and business prospects and the remaining term of the leases. Based on the aforementioned, the Company did not recognize any credit loss adjustment for such leases.
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the years ended December 31, 2022 and 2021. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(1)	Total(2)
2022
March 31, 2022(3)	50	$5,422	$22,233	$214	$1,889	$28	$(1,848)	$(363)	$27,575
June 30, 2022(4)	150	13,039	41,462	380	3,520	2	(1,675)	16	56,744
September 30, 2022(5)	66	2,950	18,012	195	1,532	8	(1,360)	—	21,337
December 31, 2022(6)	54	4,070	15,587	155	1,264	199	(540)	—	20,735
	320	$25,481	$97,294	$944	$8,205	$237	$(5,423)	$(347)	$126,391

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(7)	Total(8)
2021
March 31, 2021(9)	54	$3,493	$19,793	$428	$2,201	$51	$(474)	$723	$26,215
June 30, 2021(10)	71	5,364	23,550	268	2,207	28	(156)	(5)	31,256
September 30, 2021(11)	59	3,333	15,314	147	1,368	32	(581)	24	19,637
December 31, 2021(12)	54	6,096	21,031	186	1,750	123	(371)	(157)	28,658
Total	238	$18,286	$79,688	$1,029	$7,526	$234	$(1,582)	$585	$105,766
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases on two properties during the three months ended March 31, 2022 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. During the three months ended June 30, 2022, includes a below-market ground lease intangible asset.
(2)Includes closing costs of approximately $0.6 million for the three months ended March 31, 2022, approximately $1.7 million for the three months ended June 30, 2022, approximately $0.5 million for the three months ended September 30, 2022 and approximately $0.5 million for the three months ended December 31, 2022.
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
(6)Includes the acquisition of 54 properties in various states in individual or portfolio transactions for a price of approximately $20.7 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $0.9 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the Credit Facilities.
(7)Represents an insurance receivable assigned to the Company related to a property in a small portfolio that was destroyed by arson prior to acquisition by the Company during the three months ended March 31, 2021. The Company completed rebuilding such property which remained under lease to the USPS in the three months ended December 31, 2021 primarily using the insurance proceeds assigned by the seller to the Company. The insurance proceeds were received in April 2021. Also includes an intangible liability related to an unfavorable operating lease on a property acquired during the three months ended June 30, 2021 that is included in “Accounts payable, accrued expenses and other” on the Consolidated

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Balance Sheets. During the three months ended September 30, 2021, includes a below-market ground lease intangible asset. During the three months ended December 31, 2021, includes an intangible liability related to unfavorable operating leases on two properties that is included in “Accounts Payable, accrued expenses and other” on the Consolidated Balance Sheets.
(8)Includes closing costs of $0.5 million for the three months ended March 31, 2021, $0.9 million for the three months ended June 30, 2021, $0.5 million for the three months ended September 30, 2021 and $0.8 million for the three months ended December 31, 2021.
(9)Includes the acquisition of 54 properties in various states in individual or portfolio transactions for approximately $26.2 million, including closing costs, which was funded with borrowings under the Company's previous credit facility.
(10)Includes the acquisition of 71 properties in various states in individual or portfolio transactions for approximately $31.3 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $9.0 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the Company's previous credit facility.
(11)Includes the acquisition of 59 properties in various states in individual or portfolio transactions for approximately $19.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $6.5 million using the share price of Class A common stock on the date of each issuance of such OP Units) and borrowings under the Credit Facilities and, prior to its termination, the Company's previous credit facility.
(12)Includes the acquisition of 54 properties in various states in individual or portfolio transactions for approximately $28.7 million, including closing costs, which was funded with borrowings under the Credit Facilities. In addition, the Company closed on one property accounted for as a direct financing lease and is included in “Investment in financing leases, net” on the Consolidated Balance Sheets.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company's intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
December 31, 2022:	(in thousands)
In-place lease intangibles	$40,074	$(24,387)	$15,687
Above-market leases	556	(157)	399
Below-market leases	(19,077)	7,256	(11,821)

December 31, 2021:
In-place lease intangibles	$31,814	$(17,415)	$14,399
Above-market leases	319	(70)	249
Below-market leases	(13,654)	4,984	(8,670)
Amortization of in-place lease intangibles was $7.0 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above market leases was $0.1 million and $0.03 million for the years ended December 31, 2022 and 2021, respectively, and is included in “Rental income” on the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below market leases was $2.3 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of December 31, 2022, the weighted average amortization period for the Company’s intangible assets was approximately 3.2 years, 3.3 years and 8.8 years for in-place lease intangibles, above-market leases and below-market leases, respectively.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2023	$6,279	$150	$(2,348)
2024	4,508	108	(1,953)
2025	2,709	74	(1,388)
2026	1,452	52	(1,111)
2027	513	15	(877)
Thereafter	226	—	(4,144)
Total	$15,687	$399	$(11,821)

Note 5. Debt
The following table summarizes the Company’s indebtedness as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Outstanding Balance as of December 31, 2022	Outstanding Balance as of December 31, 2021	Interest Rate at December 31, 2022	Maturity Date
Revolving Credit Facility(1):
2021 Revolving Credit Facility	$—	$13,000	SOFR +150 bps(2)	January 2026
2021 Term Loan	50,000	50,000	SOFR +145 bps(2)	January 2027
2022 Term Loan	115,000	—	SOFR +145 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	333	349	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	282	366	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	198,093	96,193
Unamortized deferred financing costs	(1,431)	(844)
Total Debt	$196,662	$95,349
Explanatory Notes:
(1)On August 9, 2021, the Company entered into the Credit Facilities, which included the $150.0 million 2021 Revolving Credit Facility and the $50.0 million 2021 Term Loan. On May 11, 2022, the Company amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the LIBOR with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. The Credit Facilities include an accordion feature which will permit the Company to borrow up to an additional $150.0 million under the 2021 Revolving Credit Facility and up to an additional $35.0 million under the Term Loans (after exercise of the $40.0 million term loan accordion in December 2022), in each case subject to customary terms and conditions. The 2021 Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the 2021 Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the 2021 Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the 2021 Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the years ended December 31, 2022 and 2021, the Company incurred $0.3 million and $0.1 million, respectively, of unused facility fees related to its previous credit facility and the 2021 Revolving Credit Facility. As of December 31, 2022, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10% subject to a 0% floor (the “Adjusted Term SOFR”).
(3)Five properties are collateralized under this loan as of December 31, 2022 and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five year period thereafter with principal and interest payments to the rate based on the five year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
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
The weighted average maturity date for the Company's indebtedness as of December 31, 2022 and 2021 was approximately 5.5 years and 6.5 years, respectively.
Cash paid for interest during the years ended December 31, 2022 and 2021 was $5.1 million and $2.7 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,	Amount
2023	$106
2024	112
2025	118
2026	636
2027	50,776
Thereafter	146,345
Total	$198,093

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 6. Derivatives and Hedging Activities

The Company has five interest rate swaps with a total notional amount of $165.0 million that are used to manage its interest rate risk and fix the SOFR component on the Credit Facilities. Within the $165.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.291% as of December 31, 2022. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.237% as of December 31, 2022. An additional $25.0 million of the swaps mature in February 2028 and fix the additional $25.0 million amount outstanding under the 2022 Term Loan at 4.81% as of December 31, 2022. The remaining $40.0 million of the swaps mature in February 2028 and fix the remaining $40.0 million amount outstanding under the 2022 Term Loan at 4.952% as of December 31, 2022.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $4.9 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022 and 2021 (in thousands).

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2022	2021
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$8,604	$809
Amount of gain (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$(355)	$151

Interest expense, net presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $6.0 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company did not have any derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of December 31, 2022, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of December 31, 2022 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company’s operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	Years Ended December 31,
	2022	2021
Fixed payments	$43,808	$32,769
Variable payments	7,068	5,507
	$50,876	$38,276
Future minimum lease payments to be received as of December 31, 2022 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):(1)

Year Ending December 31,	Amount
2023(2)	$41,181
2024	36,545
2025	30,777
2026	22,732
2027	12,452
Thereafter	14,091
Total	$157,778
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of December 31, 2022, the leases at 81 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of December 31, 2022, operating leases for 60 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
agreement. As of December 31, 2022, 57 of these properties acquired for an aggregate purchase price of approximately $44.8 million had an aggregate purchase option price of approximately $53.5 million and the remaining three properties acquired for an aggregate purchase price of approximately $2.6 million had purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of December 31, 2022, financing leases for two of the Company’s properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of December 31, 2022 and 2021 are summarized in the table below (in thousands):

	As of December 31,
	2022	2021
Total minimum lease payment receivable	$33,215	$34,352
Less: unearned income	(17,085)	(18,139)
Investment in financing leases, net	$16,130	$16,213

Revenue earned under direct financing leases for the years ended December 31, 2022 and 2021 were $1.1 million and $0.2 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of December 31, 2022 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2023	$1,137
2024	1,137
2025	1,137
2026	1,137
2027	1,137
Thereafter	27,530
Total	$33,215
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. On January 1, 2021 the Company adopted Topic 842 and recognized ROU assets of $1.2 million and lease liabilities of $1.2 million.
As of December 31, 2022, these leases had remaining terms, including renewal options, of one to 56 years and a weighted average remaining lease term of 22.6 years. Operating ROU assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other” on the Consolidated Balance Sheets as follows (in thousands):

As of December 31, 2022
ROU asset – operating leases	$1,010
Lease liability – operating leases	$1,014
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.

Operating lease assets and liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
rate based on the information available at the commencement date in determining the present value of future payments. The Company used a discount rate ranging from 4.25% to 6.37% based on the yield of its current borrowings in determining its lease liabilities.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for each of the twelve months ended December 31, 2022 and 2021 was $0.2 million.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2022 for the next five years and thereafter are as follows (in thousands):

2023	$245
2024	121
2025	46
2026	43
2027	43
Thereafter	1,388
Total future minimum lease payments	$1,886
Interest discount	(872)
Total	$1,014
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the years ended December 31, 2022 and 2021, income tax benefit and income tax expense related to REAC was $3,670 and $0.1 million, respectively.
Other
As of December 31, 2022 and 2021, the Company’s consolidated balance sheets reflect a liability for unrecognized tax benefits in the amounts of $0.02 million and $0.2 million, respectively, primarily related to the utilization of certain loss carryforwards by United Postal Holdings, Inc. ("UPH") through May 16, 2019. For the years ended December 31, 2022 and 2021, the Company has accrued interest and penalties of $0.01 million and $0.04 million, respectively. These balances are included in the Consolidated Balance Sheets in "Accounts payable, accrued expenses and other liabilities". As of December 31, 2022, the Company estimates that unrecognized tax benefits may decrease by approximately $0.02 million within twelve months of the balance sheet date due to expiring statutes of limitation. In connection with the IPO, the Company recorded an indemnification asset for the unrecognized tax benefits due to an agreement from the indirect sole shareholder of UPH to reimburse the Company for such benefits. Accordingly, the Company’s unrecognized tax benefits, if recognized, would result in a decrease to the indemnification asset and have no impact on the effective tax rate. During the years ended December 31,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
2022 and 2021, the Company reversed $0.2 million and $0.2 million, respectively, of unrecognized tax benefits inclusive of interest and penalties due to the expiration of statute of limitations, with an offsetting adjustment to the indemnification asset.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Gross unrecognized tax benefits, beginning of year	$188	$364
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(165)	(176)
Total	$23	$188
The Company and REAC are subject to examinations by federal and state and local tax authorities beginning with the short tax year ended December 31, 2019. UPH was subject to examinations by federal tax authorities for tax years 2018 through 2019.
Cash paid for taxes for each of the years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $1.2 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.3 million and $0.3 million as of December 31, 2022 and 2021, respectively, are included in “Rents and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for the years ended December 31, 2022 and 2021 were $0.2 million and $0.2 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of December 31, 2022 and December 31, 2021, respectively. As a guarantor, Mr. Spodek’s interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company's interests and could result in a conflict of interest.
Share Purchase
On November 16, 2021, Mr. Spodek acquired 58,823 shares of the Company's Class A common stock at a price of $17.00 per share as a part of the Company's public offering of Class A common stock in November 2021.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Years Ended December 31,
	2022	2021
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$3,854	$2,055
Less: Income attributable to participating securities	(997)	(658)
Numerator for earnings per share — basic and diluted	$2,857	$1,397
Denominator for earnings per share – basic and diluted(1)	18,545,494	13,689,251
Basic and diluted earnings per share	$0.15	$0.10
Explanatory Note:
(1)Diluted EPS reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted shares and RSUs issued under the Company’s 2019 Equity Incentive Plan (the “Plan”) (See Note 11. Stockholder’s Equity). The effect of such shares and RSUs would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the periods presented in the table above. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in these Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted EPS.
Note 11. Stockholder’s Equity
ATM Programs
On December 14, 2020, the Company entered into separate open market sale agreements for its at-the-market offering program (the "2020 ATM Program"), pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. On November 4, 2022, the Company terminated the 2020 ATM Program and entered into separate open market sale agreements with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "2022 ATM Program"), pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents.
The following table summarizes the activity under the 2020 ATM Program and the 2022 ATM Program for the periods presented (dollars and shares issued in thousands, except per share amounts). During the year ended December 31, 2022, 751,382 shares were issued under the 2020 ATM Program and the 2022 ATM Program. As of December 31, 2022, the Company had approximately $41.9 million remaining that may be issued under the 2022 ATM Program.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Years Ended December 31,
	2022	2021
Shares issued	751	345
Gross proceeds	$11,869	$6,894
Fees and issuance costs	530	432
Net proceeds	$11,339	$6,462

Average gross sales price per share	$15.80	$20.00
Dividends
During the year ended December 31, 2022, the Company's Board of Directors approved and the Company declared and paid dividends of $21.6 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.925 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 1, 2022	February 15, 2022	February 28, 2022	$0.2275
April 28, 2022	May 13, 2022	May 27, 2022	$0.2300
July 27, 2022	August 8, 2022	August 26, 2022	$0.2325
October 26, 2022	November 7, 2022	November 28, 2022	$0.2350
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
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company's CEO and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the year ended December 31, 2022, the Company issued 118,389 LTIP Units in January 2022 to the Company's CEO for his 2021 incentive bonus, his election to defer 100% of his 2022 annual salary and for long term incentive compensation, issued 38,174 LTIP Units in June 2022 to the Board of Directors for their annual retainers as compensation for their services as directors and issued 5,040 LTIP Units in July 2022 to a consultant under the consultancy agreement with the Company. In addition, during the years ended December 31, 2022 and 2021, the Company issued 661,398 and 831,426 OP Units, respectively, to certain contributors in connection with portfolio acquisitions (for further details, see Note 3. Real Estate Acquisitions) and a business acquisition (for further details, see Note 13. Business Acquisitions).
As of December 31, 2022 and December 31, 2021, non-controlling interests consisted of 4,133,619 OP Units and 536,868 LTIP Units and 3,472,221 OP Units and 375,265 LTIP Units, respectively. This represented approximately 19.2% and 17.1% of the outstanding Operating Partnership units as of December 31, 2022 and 2021, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of (i) the completion of the IPO or (ii) the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement to

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, shares of the Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of December 31, 2022, the remaining shares available under the Plan for future issuance was 1,198,736. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of December 31, 2022 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2022	302,552	375,265	128,753	806,570	$15.71
Granted	227,814	161,603	100,747	490,164	$16.88
Vesting of restricted shares (5)	(80,141)	—	—	(80,141)	$16.59
Forfeited	(1,149)	—	—	(1,149)	$17.49
Outstanding, as of December 31, 2022	449,076	536,868	229,500	1,215,444	$16.12
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years or eight years. The time-based restricted share awards granted to the Company's independent directors vest over three years.
(3)Includes 118,389 LTIP Units to the Company’s CEO that vest over eight years, 38,174 LTIP Units to the Company's independent directors that vest over three years or cliff vest at the end of three years and 5,040 LTIP Units granted to a consultant under the consultancy agreement with the Company that vested on December 31, 2022.
(4)Includes 47,005 RSUs granted to certain officers and employees of the Company during the year ended December 31, 2022 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of hurdles relating to the Company’s absolute total stockholder return and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2024. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 40,963 time-based RSUs issued for 2021 incentive bonuses to certain employees that vested fully on January 31, 2022, the date of grant, and 12,780 time-based RSUs granted to certain employees for their election to defer 2022 salary that vested on December 31, 2022. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 52,412 of restricted shares that vested and 27,729 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In January 2023, the Company issued 123,197 LTIP Units to the Company’s CEO for his 2022 incentive bonus and his election to defer 100% of his 2023 annual salary, 75,489 LTIP Units to the Company’s president for his 2022 incentive bonus and his election to defer 50% of his 2023 annual salary and 45,698 LTIP Units to the Company's Chief Financial Officer for his 2022 incentive bonus. LTIP Units issued to the Company’s CEO, president and Chief Financial Officer in lieu of cash compensation will cliff vest on the eighth anniversary of February 1, 2023.
In addition, in January 2023, the Company issued 45,767 restricted shares of Class A common stock for annual grants to employees and consultants and 47,455 RSUs, 22,205 LTIP units and 44,650 restricted shares of Class A common stock to other employees for their 2022 incentive bonus and election by certain employees to defer a portion of their 2023 annual salaries. RSUs reflect the right to receive shares of Class A common stock. RSUs and certain LTIP Units issued to employees for 2022 incentive bonuses vested fully on the date of grant. RSUs and certain LTIP Units issued to employees in lieu of deferral of 2023 annual salary will cliff vest on December 31, 2023. Certain restricted shares of Class A common stock issued to employees and consultants will vest in three equal, annual installments on each of the first three anniversaries of February 1, 2023, while other restricted shares of Class A common stock and LTIP Units issued to employees in lieu of cash compensation will cliff vest on the third, fifth or eighth anniversary of February 1, 2023. The Company also issued 4,626 restricted shares of Class A common stock in February 2023 to certain employees and consultants for work anniversaries, which shares vested fully on the date of grant, and 3,304 LTIP Units in January 2023 to a consultant under the consultancy agreement with the Company.
In January 2023, the Company also issued an aggregate of 34,755 LTIP Units, 28,757 of restricted shares of Class A common stock and 63,512 RSUs to certain officers of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three-year period ending February 1, 2026, subject to continued employment with the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2025. Such RSU recipients may earn up to 200% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) on or after the date the RSUs were initially granted.
During the year ended December 31, 2020, the Company issued 38,672 RSUs (the “2020 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2022. In January 2023, the Company's Corporate Governance and Compensation Committee of the Board of Directors determined that the Company's total stockholder return for such three-year performance period exceeded the threshold performance hurdles for the 2020 Performance-Based Awards and, as a result, approved the payout of (i) 27,456 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.
During the year ended December 31, 2022, the Company recognized compensation expense of $4.3 million and $0.4 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively, related to all awards. During the year ended December 31, 2021, the Company recognized compensation expense of $3.4 million and $0.2 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively.
The fair value of restricted shares that vested during the years ended December 31, 2022 and 2021 was $1.2 million and $1.6 million, respectively. The weighted average grant date fair value for awards issued in 2022 and 2021 was $16.88 and $16.31, respectively. As of December 31, 2022, there was $11.7 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.2 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of December 31, 2022

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
and 2021, 29,710 and 16,293 shares have been issued under the ESPP since commencement, respectively. During the years ended December 31, 2022 and 2021, the Company recognized compensation expense of $0.03 million and $0.02 million, respectively, related to ESPP.
Note 12. Commitments and Contingencies
As of December 31, 2022, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Business Acquisition
On March 4, 2022, the Company acquired a postal real estate consulting business and its employees through the issuance of 79,794 OP Units and $0.2 million in cash for an aggregate purchase price of approximately $1.7 million to complement the Company's core business of acquiring, managing, servicing and being a consolidator of postal properties.
In connection with the acquisition, the Company recorded an intangible asset related to the customer relationships and trade name of approximately $0.2 million in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets, which is being amortized over the estimated useful life of four years, and goodwill of approximately $1.5 million. The goodwill recorded is deductible for income tax purposes. All assets acquired in connection with the business acquisition were assigned to the Company’s single reportable segment. The results of operations of this acquired business have been included in the Consolidated financial Statements since the acquisition date. For the year ended December 31, 2022, the Company recorded revenue of $0.03 million and net loss of $0.09 million in connection with the acquired business. Pro forma information has not been presented for this business acquisition because such information is not material to the financial statements.
Note 14. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the Consolidated financial Statements, the following events occurred subsequent to December 31, 2022:
The Company's Board of Directors approved, and on February 1, 2023, the Company declared a fourth quarter common stock dividend of $0.2375 per share, which was paid on February 28, 2023 to stockholders of record as of February 15, 2023.
As of March 7, 2023, the Company had $182.0 million drawn on the Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and $17.0 million drawn on the 2021 Revolving Credit Facility.
As of March 7, 2023 and during the period subsequent to December 31, 2022, the Company closed on the acquisitions of 24 properties for approximately $12.7 million, excluding closing costs.
As of March 7, 2023 and during the period subsequent to December 31, 2022, the Company had entered into definitive agreements to acquire nine properties for approximately $1.8 million. The majority of these transactions are anticipated to close during the second and third quarters of 2023, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of December 31, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

PART IV
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page F-1.
(2)Financial Statement Schedules
Our financial statement schedule is included in Part IV of this Annual Report on Form 10-K.
(3)Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 49 and is incorporated herein by reference.

Postal Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2022

	Number of Properties (1)	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period (2)			Accumulated Depreciation	Date Acquired	Depreciable Life (Yrs) (3)
State/Territory			Land	Buildings & Improvements		Land	Buildings & Improvements	Total
Alabama	23	—	2,800	16,793	127	2,800	16,920	19,720	808	2013-2022	40
Alaska	1	—	15	51	—	15	51	66	9	2018	40
Arizona	9	—	1,354	5,151	—	1,354	5,151	6,505	58	2021-2022	40
Arkansas	28	—	1,462	5,258	—	1,462	5,258	6,720	791	2013-2022	40
California	21	—	10,210	14,471	324	10,210	14,795	25,005	765	2019-2022	40
Colorado	20	—	1,515	11,144	60	1,515	11,204	12,719	875	2019-2022	40
Connecticut	8	—	1,166	5,245	17	1,166	5,262	6,428	338	2013-2022	40
Delaware	2	—	297	600	—	297	600	897	36	2020-2022	40
Florida	22	—	5,027	10,900	73	5,027	10,969	15,996	590	2013-2022	40
Georgia	28	—	1,313	6,410	115	1,313	6,525	7,838	446	2013-2022	40
Hawaii	1	—	1,810	1,447	168	1,810	1,615	3,425	66	2021	40
Idaho	11	—	79	1,146	—	79	1,146	1,225	268	2013-2022	40
Illinois	62	—	1,210	7,681	169	1,210	7,850	9,060	613	2013-2022	40
Indiana	28	—	1,070	7,810	177	1,070	7,987	9,057	491	2019-2022	40
Iowa	33	—	869	6,433	169	869	6,602	7,471	434	2013-2022	40
Kansas	30	—	1,101	9,977	393	1,101	10,274	11,375	668	2013-2022	40
Kentucky	23	—	783	3,728	7	783	3,735	4,518	219	2013-2022	40
Louisiana	32	—	2,109	8,380	140	2,109	8,493	10,602	869	2013-2022	40
Maine	43	—	1,488	4,332	349	1,488	4,681	6,169	445	2013-2022	40
Maryland	8	—	852	1,632	22	852	1,654	2,506	141	2013-2022	40
Massachusetts	17	—	2,702	9,018	84	2,702	9,102	11,804	1,974	2007-2022	40
Michigan	55	—	3,256	11,725	463	3,256	12,118	15,374	1,017	2011-2022	40
Minnesota	53	333	917	8,491	75	917	8,513	9,430	608	2013-2022	40
Mississippi	18	—	948	4,247	144	948	4,391	5,339	477	2013-2022	40
Missouri	37	—	1,287	6,847	214	1,287	7,052	8,339	565	2013-2022	40
Montana	13	—	435	3,359	94	435	3,453	3,888	290	2013-2022	40
Nebraska	23	—	178	2,730	49	178	2,779	2,957	157	2013-2022	40
Nevada	4	—	485	2,314	—	485	2,314	2,799	112	2013-2021	40
New Hampshire	8	—	519	1,231	8	519	1,239	1,758	85	2019-2022	40
New Jersey	5	—	319	1,536	16	319	1,552	1,871	61	2019-2022	40
New Mexico	5	—	373	812	—	373	812	1,185	62	2019-2022	40
New York	49	—	4,633	16,057	308	4,633	16,365	20,998	728	2019-2022	40
North Carolina	54	—	5,979	17,154	113	5,979	17,267	23,246	1,245	2013-2022	40
North Dakota	21	—	225	2,170	4	225	2,174	2,399	218	2013-2022	40
Ohio	32	844	2,957	11,768	213	2,957	11,961	14,918	1,024	2006-2022	40
Oklahoma	47	—	1,464	7,146	209	1,464	7,242	8,706	1,197	2013-2022	40
Oregon	3	—	581	1,386	27	581	1,413	1,994	66	2020-2022	40
Pennsylvania	87	31,634	8,531	63,242	524	8,531	63,744	72,275	5,075	2005-2022	40
Puerto Rico	1	—	99	349	—	99	349	448	9	2022	40
South Carolina	22	282	1,590	4,766	1,101	1,590	5,862	7,452	306	2019-2022	40
South Dakota	20	—	337	2,165	31	337	2,196	2,533	217	2013-2022	40
Tennessee	24	—	2,740	9,332	38	2,740	9,370	12,110	756	2013-2022	40
Texas	86	—	4,868	20,431	390	4,868	20,818	25,686	2,758	2005-2022	40
Utah	2	—	97	880	—	97	880	977	68	2020-2022	40
Vermont	18	—	1,138	3,976	18	1,138	3,994	5,132	197	2019-2022	40
Virginia	24	—	2,810	10,767	56	2,810	10,823	13,633	446	2019-2022	40
Washington	7	—	456	1,341	—	456	1,341	1,797	138	2013-2022	40
West Virginia	34	—	927	6,390	204	927	6,594	7,521	258	2019-2022	40
Wisconsin	77	—	2,513	16,292	390	2,513	16,673	19,186	2,139	2005-2022	40
Wyoming	5	—	126	1,808	—	126	1,808	1,934	74	2013-2022	40
	1,284	$33,093	$90,020	$378,319	$7,083	$90,020	$384,971	$474,991	$31,257

Explanatory Notes:
(1) Excludes two properties accounted for as direct financing leases.
(2) The aggregate cost for Federal Income Tax purposes was approximately $498.6 million as of December 31, 2022.
(3) Estimated useful life for buildings.

The following table reconciles real estate for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Beginning Balance	$348,365	$247,072
Acquisitions	123,719	99,006
Capital Improvements	3,251	2,492
Write-offs	(322)	(37)
Other	(22)	(168)
Ending Balance	$474,991	$348,365
Explanatory Note:
(1)Other includes reclassification adjustments.
The following table reconciles accumulated depreciation for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Beginning Balance	$(20,884)	$(13,215)
Depreciation expense	(10,695)	(7,706)
Write-offs	322	37
Ending Balance	$(31,257)	$(20,884)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of May 15, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
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

10.28
First Amendment to Credit Agreement, dated May 11, 2022, by and among Postal Realty LP, the Company, the certain subsidiaries from time to time party thereto as guarantors, and Bank of Montreal, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022).

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

POSTAL REALTY TRUST, INC.

Date: March 7, 2023	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	March 7, 2023
Andrew Spodek	(Principal Executive Officer)

/s/ Robert B. Klein	Chief Financial Officer	March 7, 2023
Robert B. Klein	(Principal Financial Officer)

/s/ Matt Brandwein	Senior Vice President and Chief Accounting Officer	March 7, 2023
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chair of	March 7, 2023
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	March 7, 2023
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	March 7, 2023
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	March 7, 2023
Anton Feingold