Form 10-Q
period 2023-03-31
Postal Realty Trust, Inc.
filed 2023-05-04
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of May 3, 2023, the registrant had 19,910,439 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Real estate properties, at cost:
Land	$92,822	$90,020
Building and improvements	393,143	378,596
Tenant improvements	6,526	6,375
Total real estate properties, at cost	492,491	474,991
Less: Accumulated depreciation	(34,210)	(31,257)
Total real estate properties, net	458,281	443,734
Investment in financing leases, net	16,105	16,130
Total real estate investments, net	474,386	459,864
Cash	2,112	1,495
Escrow and reserves	672	547
Rent and other receivables	2,861	4,613
Prepaid expenses and other assets, net	12,566	15,968
Goodwill	1,536	1,536
Deferred rent receivable	1,279	1,194
In-place lease intangibles, net	15,051	15,687
Above market leases, net	403	399
Total Assets	$510,866	$501,303

Liabilities and Equity
Liabilities:
Term loans, net	$163,820	$163,753
Revolving credit facility	17,000	—
Secured borrowings, net	32,821	32,909
Accounts payable, accrued expenses and other, net	7,429	9,109
Below market leases, net	12,030	11,821
Total Liabilities	233,100	217,592

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 19,737,709 and 19,528,066 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	197	195
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	254,030	254,107
Accumulated other comprehensive income	5,207	7,486
Accumulated deficit	(36,996)	(32,557)
Total Stockholders’ Equity	222,438	229,231
Operating Partnership unitholders’ non-controlling interests	55,328	54,480
Total Equity	277,766	283,711
Total Liabilities and Equity	$510,866	$501,303
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$14,499	$11,349
Fee and other	649	582
Total revenues	15,148	11,931

Operating expenses:
Real estate taxes	1,983	1,590
Property operating expenses	1,624	1,530
General and administrative	4,159	3,642
Depreciation and amortization	4,837	4,110
Total operating expenses	12,603	10,872

Income from operations	2,545	1,059

Other income	114	487

Interest expense, net:
Contractual interest expense	(2,045)	(686)
Write-off and amortization of deferred financing fees	(165)	(129)
Interest income	—	1
Total interest expense, net	(2,210)	(814)

Income before income tax expense	449	732
Income tax expense	(16)	(11)

Net income	433	721
Net income attributable to Operating Partnership unitholders’ non-controlling interests	(85)	(126)

Net income attributable to common stockholders	$348	$595

Net income per share:
Basic and Diluted	$0.00	$0.02

Weighted average common shares outstanding:
Basic and Diluted	19,294,896	18,368,130

Comprehensive (loss) income:
Net income	$433	$721
Unrealized (loss) gain on derivative instruments	(2,837)	2,511
Comprehensive (loss) income	(2,404)	3,232
Comprehensive loss (income) attributable to Operating Partnership unitholders’ non-controlling interests	473	(565)
Comprehensive (loss) income attributable to common stockholders	$(1,931)	$2,667

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	55,082	1	709	—	—	710	—	710
Shares issued upon redemption of OP Units	22,798	—	409	—	—	409	(409)	—
Issuance and amortization of equity-based compensation	146,627	1	1,376	—	—	1,377	568	1,945
Issuance and amortization under ESPP	6,446	—	94	—	—	94	—	94
Restricted stock withholdings	(21,310)	—	(327)	—	—	(327)	—	(327)
Dividends and distributions	—	—	—	—	(4,787)	(4,787)	(1,176)	(5,963)
Accumulated other comprehensive loss	—	—	—	(2,279)	—	(2,279)	(558)	(2,837)
Net income	—	—	—	—	348	348	85	433
Reallocation of non-controlling interest	—	—	(2,338)	—	—	(2,338)	2,338	—
Balance – March 31, 2023	19,764,915	$197	$254,030	$5,207	$(36,996)	$222,438	$55,328	$277,766

Balance - December 31, 2021	18,591,627	$186	$237,969	$766	$(18,879)	$220,042	$45,431	$265,473
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	3,238	3,238
Issuance and amortization of equity-based compensation	199,102	2	1,426	—	—	1,428	371	1,799
Issuance and amortization under ESPP	5,387	—	100	—	—	100	—	100
Restricted stock withholdings	(3,492)	—	(62)	—	—	(62)	—	(62)
Dividends and distributions	—	—	—	—	(4,295)	(4,295)	(902)	(5,197)
Accumulated other comprehensive income	—	—	—	2,072	—	2,072	439	2,511
Net income	—	—	—	—	595	595	126	721
Reallocation of non-controlling interest	—	—	346	—	—	346	(346)	—
Balance – March 31, 2022	18,792,624	$188	$239,779	$2,838	$(22,579)	$220,226	$48,357	$268,583
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$433	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,067	2,346
Amortization of in-place intangibles	1,770	1,764
Write-off and amortization of deferred financing costs	165	129
Amortization of above/below market leases	(578)	(522)
Amortization of intangible liability	(24)	(16)
Gain on insurance proceeds received for damage due to property	—	(378)
Equity based compensation	1,960	1,706
Deferred rent receivable	(85)	(156)
Deferred rent expense payable	2	3
Other	12	12
Changes in assets and liabilities:
Rent and other receivables	1,827	1,742
Prepaid expenses and other assets	696	606
Accounts payable, accrued expenses and other	(1,530)	(1,337)
Net cash provided by operating activities	7,715	6,620

Cash flows from investing activities:
Acquisition of real estate	(17,389)	(25,456)
Investment in financing leases	—	(10)
Escrows for acquisition and construction deposits	(223)	(1,445)
Capital improvements	(393)	(851)
Insurance proceeds related to property damage claims	—	378
Other investing activities	(11)	(305)
Net cash used in investing activities	(18,016)	(27,689)

Cash flows from financing activities:

Repayments of secured borrowings	(93)	(88)
Proceeds from revolving credit facility	17,000	29,000
Repayments of revolving credit facility	—	(2,000)
Net proceeds (costs) from issuance of shares	718	(199)
Deferred offering costs	(107)	—
Proceeds from issuance of ESPP shares	79	83
Shares withheld for payment of taxes on restricted share vesting	(461)	(162)
Dividends and distributions	(5,963)	(5,197)
Other financing activities	(130)	(139)
Net cash provided by financing activities	11,043	21,298

Net increase in Cash and Escrows and Reserves	742	229
Cash and Escrows and Reserves at the beginning of period	2,042	7,026
Cash and Escrow and Reserves at the end of period	$2,784	$7,255

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized (loss) gain on interest rate swaps, net	(2,837)	2,511
Reallocation of non-controlling interest	2,338	346
Reclassification of acquisition deposits included in prepaid expenses and other assets	205	280

Write-off of fixed assets no longer in service	139	86
Accrued capital expenditures included in accounts payable and accrued expenses	123	272
OP Units issued for property acquisitions	—	1,787
OP Units issued for business acquisition	—	1,451

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2023, the Company held an approximately 80.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of March 31, 2023, the Company owned a portfolio of 1,325 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”).
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third party property management services for an additional 397 properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

Pursuant to the Company’s articles of amendment and restatement, the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.
The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company's short taxable year ended December 31, 2019, and intends to continue to qualify as a REIT. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. Additionally, any income earned by the TRS and any other TRS the Company forms in the future will be subject to federal, state and local corporate income tax.
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
This interim financial information should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2023. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. As discussed in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s most significant assumptions and estimates are related to the valuation of investments in real estate properties and impairment of long-lived assets. Although management believes its estimates are reasonable, actual results could differ from those estimates.
Offering and Other Costs
Offering costs are recorded in “Total Stockholders’ Equity” on the Consolidated Balance Sheets as a reduction of additional paid-in capital.
Deferred Costs

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's existing credit facilities (the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Cash	$2,112	$1,495
Escrows and reserves:
Maintenance reserve	233	206
Real estate tax reserve	378	240
ESPP reserve	61	101
Cash and escrows and reserves	$2,784	$2,042

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s determination of the probability to collect lease payments is impacted by numerous factors, including the Company's assessment of the tenant’s creditworthiness, economic conditions, historical experience with the tenant, future prospects for the tenant and the length of the lease term. If leases currently classified as probable of collection are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income.
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
Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within "Investment in financing leases, net" on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive (Loss) Income and produces a constant periodic rate of return on the "Investment in financing leases, net".
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of March 31, 2023 and December 31, 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2023 and December 31, 2022 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of March 31, 2023 and December 31, 2022, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $28.2 million and $27.5 million as compared to the principal balance of $33.0 million and $33.1 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s secured debt was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s interest rate swap derivative assets was approximately $6.4 million and $9.2 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of March 31, 2023, the fair value of the Company’s interest rate swap derivative liabilities was approximately $0.1 million, included in “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three months ended March 31, 2023 and 2022.
Concentration of Credit Risks
As of March 31, 2023, the Company’s properties were leased primarily to a single tenant, the USPS. For the three months ended March 31, 2023, approximately 13.7% of the Company’s total rental income, or $2.0 million, was concentrated in Pennsylvania. For the three months ended March 31, 2022, approximately 17.2% of the Company's total rental income, or $2.0 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Equity-Based Compensation
The Company accounts for equity-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the grant date fair value of equity-based awards. Equity-classified stock awards granted to employees and non-employees that have a service condition and/or a market condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. The Company records forfeitures as a reduction of equity-based compensation expense as such forfeitures occur.
The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal to the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. For awards with a market condition, compensation cost is not reversed if a market condition is not met so long as the requisite service has been rendered, as a market condition does not represent a vesting condition.
See Note 11. Stockholders’ Equity for further details.
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
Earnings per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of March 31, 2023 and 2022, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
Recently Adopted Accounting Pronouncements
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaced the previous "incurred loss" model with an "expected loss" approach. The guidance also requires entities to disclose information about how they developed the allowances, including changes in the factors that influenced estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance became effective for the Company and was adopted by the Company on January 1, 2023. Upon adoption of this guidance, the Company had two direct financing leases with a net investment balance aggregating approximately $16.1 million prior to any credit loss adjustment. Historically, the Company has had no collection issues related to these direct financing leases and its other leases in which the Company is the lessor; therefore, the Company assessed the probability of default on these leases based on the lessee’s status as an independent agency of the executive branch of the U.S. federal government, financial condition and business prospects and the remaining term of the leases. Based on the aforementioned, the Company did not recognize any credit loss adjustment for such leases.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the three months ended March 31, 2023. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other	Total (1)
2023
March 31, 2023	(2)	39	$2,802	$14,271	$152	$1,134	$43	$(826)	$—	$17,576
Explanatory Notes:
(1)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2023.
(2)Includes the acquisition of 39 properties in various states in individual or portfolio transactions for a price of approximately $17.6 million, including closing costs, which was primarily funded with borrowings under the Credit Facilities.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
March 31, 2023:
In-place lease intangibles	$41,208	$(26,157)	$15,051
Above-market leases	599	(196)	403
Below-market leases	(19,901)	7,871	(12,030)

December 31, 2022:
In-place lease intangibles	$40,074	$(24,387)	$15,687
Above-market leases	556	(157)	399
Below-market leases	(19,077)	7,256	(11,821)
Amortization of in-place lease intangibles was $1.8 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Amortization of acquired above market leases was $0.04 million and $0.02 million for the three months ended March 31, 2023 and 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of acquired below market leases was $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2023-Remaining	$4,804	$119	$(1,831)
2024	4,801	119	(2,071)
2025	2,963	84	(1,499)
2026	1,654	62	(1,208)
2027	594	10	(942)
Thereafter	235	9	(4,479)
Total	$15,051	$403	$(12,030)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Outstanding Balance as of March 31, 2023	Outstanding Balance as of December 31, 2022	Interest Rate at March 31, 2023	Maturity Date
Revolving Credit Facility(1)	$17,000	$—	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	50,000	50,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	115,000	115,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	328	333	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	194	282	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	215,000	198,093
Unamortized deferred financing costs	(1,359)	(1,431)
Total Debt	$213,641	$196,662
Explanatory Notes:
(1)On August 9, 2021, the Company entered into the Credit Facilities, which included the $150.0 million Revolving Credit Facility and the $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, the Company amended the Credit Facilities to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the London Interbank Offered Rate with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. On December 6, 2022, the Company further exercised $40.0 million of term loan accordion under the 2022 Term Loan. The Credit Facilities include an accordion feature which permit the Company to borrow up to an additional $150.0 million under the Revolving Credit Facility and up to an additional $35.0 million under the Term Loans (after exercise of the $40.0 million term loan accordion in December 2022), in each case subject to customary terms and conditions. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three months ended March 31, 2023 and 2022, the Company incurred $0.1 million and $0.1 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of March 31, 2023, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon the Company's achievement of certain sustainability targets for 2022, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ending December 31, 2023, which is reflected in the margins noted in the table above.
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
The weighted average maturity date for the Company's indebtedness as of March 31, 2023 and December 31, 2022 was approximately 5.0 years and 5.5 years, respectively.
The scheduled principal repayments of indebtedness as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,	Amount
2023 - Remaining	$13
2024	112
2025	118
2026	17,637
2027	50,778
Thereafter	146,342
Total	$215,000
Note 6. Derivatives and Hedging Activities

The Company has five interest rate swaps with a total notional amount of $165.0 million that are used to manage its interest rate risk and fix the SOFR component on the Credit Facilities. Within the $165.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.27% as of March 31, 2023. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
4.217% as of March 31, 2023. An additional $25.0 million of the swaps mature in February 2028 and fix the additional $25.0 million amount outstanding under the 2022 Term Loan at 4.79% as of March 31, 2023. The remaining $40.0 million of the swaps mature in February 2028 and fix the remaining $40.0 million amount outstanding under the 2022 Term Loan at 4.932% as of March 31, 2023.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $3.7 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2023 and 2022 (in thousands).

	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2023	2022
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive income"	$(1,938)	$2,426
Amount of gain (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$899	$(85)

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income, in which the effects of cash flow hedges are recorded, totaled $2.2 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2023, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $0.1 million, which is at their termination value.
Note 7. Leases
Lessor Accounting
As of March 31, 2023, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of March 31, 2023 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
Rental income related to the Company’s leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses, including real estate taxes. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under Topic 842. As a result, rental income and tenant reimbursements were aggregated into a single line within rental income in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Fixed payments	$12,550	$9,664
Variable payments	1,949	1,685
	$14,499	$11,349
Future minimum lease payments to be received as of March 31, 2023 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)
2023 - Remaining(2)	$31,737
2024	39,038
2025	32,373
2026	24,120
2027	13,272
Thereafter	14,523
Total	$155,063
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of March 31, 2023, the leases at 101 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of March 31, 2023, operating leases for 65 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of March 31, 2023, 62 of these properties acquired for an aggregate purchase price of approximately $48.8 million had an aggregate purchase option price of approximately $58.6 million and the remaining three properties acquired for an aggregate purchase price of approximately $2.6 million had purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of March 31, 2023 and December 31, 2022, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of March 31, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	As of March 31, 2023	As of December 31, 2022

Total minimum lease payment receivable	$32,931	$33,215
Less: unearned income	(16,826)	(17,085)
Investment in financing leases, net	$16,105	$16,130

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Revenue earned under direct financing leases for the three months ended March 31, 2023 and 2022 were $0.3 million and $0.3 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Future lease payments to be received under the Company’s direct financing leases as of March 31, 2023 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2023 – Remaining	$853
2024	1,137
2025	1,137
2026	1,137
2027	1,137
Thereafter	27,530
Total	$32,931
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of March 31, 2023, these leases had remaining terms, including renewal options, of one to 56 years and a weighted average remaining lease term of 22.4 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
ROU asset – operating leases	$959	$1,010
Lease liability – operating leases	$965	$1,014
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
Operating lease expense for each of the three months ended March 31, 2023 and 2022 was $0.06 million.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2023 for the next five years and thereafter are as follows (in thousands):

2023 — Remaining	$185
2024	121
2025	46
2026	43
2027	43
Thereafter	1,387
Total future minimum lease payments	1,825
Interest discount	(860)
Total	$965
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three months ended March 31, 2023 and 2022, income tax expense related to REAC was $0.01 million and $0.01 million, respectively.
Other
In connection with the IPO, the indirect sole shareholder of United Postal Holdings, Inc. ("UPH"), a portion of the Company's predecessor, agreed to reimburse the Company for unrecognized tax benefits primarily related to the utilization of certain loss carryforwards at UPH. The Company recorded an indemnification asset in the same amount as the unrecognized tax benefits. The indirect sole shareholder of UPH will be responsible for all tax related matters related to UPH.
As of December 31, 2022, the Company had remaining unrecognized tax benefits of $0.02 million, which were inclusive of interest and penalties, and a corresponding indemnification asset, which were included in "Prepaid expenses and other assets, net" on the Consolidated Balance Sheets. During the three months ended March 31, 2023, the Company reversed the remaining $0.02 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.3 million for each of the three months ended March 31, 2023 and 2022 from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Accrued management fees receivable of $0.3 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for each of the three months ended March 31, 2023 and 2022 were $0.05 million and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended March 31,
	2023	2022
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$348	$595
Less: Income attributable to participating securities	(306)	(229)
Numerator for earnings per share — basic and diluted	$42	$366

Denominator for earnings per share – basic and diluted (1)	19,294,896	18,368,130
Basic and diluted earnings per share	$0.00	$0.02
Explanatory Note:
(1) Diluted EPS reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted shares and RSUs issued under the Company’s 2019 Equity Incentive Plan (the “Plan”) (See Note 11. Stockholders’ Equity). The effect of such shares and RSUs would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the periods presented in the table above. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in these Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted EPS.
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents.
The following table summarizes the activity under the ATM Program for the period presented (dollars in thousands, except per share amounts). During the year ended December 31, 2022, 751,382 shares were issued under the ATM Program and the Company's previous at-the-market offering program. During the three months ended March 31, 2023, 55,082 shares were issued under the ATM Program. During the three months ended March 31, 2022, the Company did not issue any shares under

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
its previous at-the-market offering program. As of March 31, 2023, the Company had approximately $41.0 million remaining that may be issued under the ATM Program.

Three Months Ended March 31, 2023
Shares issued	55,082
Gross proceeds	$827
Fees and issuance costs	(117)
Net proceeds received	$710
Average gross sales price per share	$15.01
Dividends
During the three months ended March 31, 2023, the Company's Board of Directors approved and the Company declared and paid dividends of $5.9 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2375 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 1, 2023	February 15, 2023	February 28, 2023	$0.2375
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the three months ended March 31, 2023, the Company issued 143,288 LTIP Units to the Company’s CEO for his 2022 incentive bonus, his election to defer 100% of his 2023 annual salary and for long term incentive compensation, 75,489 LTIP Units to the Company’s president for his 2022 incentive bonus and his election to defer 50% of his 2023 annual salary, 57,057 LTIP Units to the Company's Chief Financial Officer for his 2022 incentive bonus and for long term incentive compensation, 25,510 LTIP Units to an employee for his 2022 incentive bonus, his election to defer a portion of his 2023 annual salary and for long term incentive compensation and 3,304 LTIP Units to a consultant under the consultancy agreement with the Company.
As of March 31, 2023 and December 31, 2022, non-controlling interests consisted of 4,110,821 OP Units and 841,516 LTIP Units and 4,133,619 OP Units and 536,868 LTIP Units, respectively. This represented approximately 19.9% and 19.2% of the outstanding Operating Partnership units as of March 31, 2023 and December 31, 2022, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the three months ended March 31, 2023, 22,798 OP Units were redeemed for 22,798 shares of Class A common stock. The Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of March 31, 2023, the remaining shares available under the Plan for future issuance was 1,062,126. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of March 31, 2023 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2023	449,076	536,868	229,500	1,215,444	$16.12
Granted	123,801	304,648	110,968	539,417	$15.60
Vesting of restricted shares and RSUs(5)	(24,091)	—	(27,456)	(51,547)	$10.34
Forfeited	(4,839)	—	(11,216)	(16,055)	$8.33
Outstanding, as of March 31, 2023	543,947	841,516	301,796	1,687,259	$16.20
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years or eight years.
(3)Includes 143,288 LTIP Units granted to the Company’s CEO, 75,489 LTIP Units granted to the Company’s president and 57,057 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also includes 25,510 LTIP Units granted to an employee of the Company, a portion of which will vest on December 31, 2023 with the remaining to vest over three years or cliff vest at the end of eight years, and 3,304 LTIP Units granted to a consultant under the consultancy agreement with the Company that will vest on June 30, 2023.
(4)Includes 63,512 RSUs granted to certain officers and employees of the Company during the three months ended March 31, 2023, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2025. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 46,258 time-based RSUs issued for 2022 incentive bonuses to certain employees that vested fully on January 31, 2023, the date of grant, and 1,197 time-based RSUs granted to certain employees for their election to defer a portion of their 2023 salary that will vest on December 31, 2023. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 30,237 of restricted shares and RSUs that vested and 21,310 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
as a result, approved the payout of (i) 27,456 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.
During the three months ended March 31, 2023, the Company recognized compensation expense of $1.6 million and $0.3 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively, related to all awards. During the three months ended March 31, 2022, the Company recognized compensation expense of $1.5 million and $0.2 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively, related to all awards.
As of March 31, 2023, there was $18.0 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.5 years.
Employee Stock Purchase Plan
The Company's 2019 Qualified Employee Stock Purchase Plan (“ESPP”) allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of March 31, 2023 and December 31, 2022, 36,156 and 29,710 shares have been issued under the ESPP since commencement, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense of $0.01 million and $0.02 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of March 31, 2023, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 14. Subsequent Events
The Company's Board of Directors approved, and on April 24, 2023, the Company declared a first quarter common stock dividend of $0.2375 per share, which is payable on May 31, 2023 to stockholders of record as of May 5, 2023.
As of May 3, 2023, the Company had $182.0 million drawn on the Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and $17.0 million drawn on the Revolving Credit Facility.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
As of May 3, 2023 and during the period subsequent to March 31, 2023, the Company acquired seven properties for approximately $4.5 million, excluding closing costs.
As of May 3, 2023 and during the period subsequent to March 31, 2023, the Company had entered into definitive agreements to acquire 13 properties for approximately $4.1 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the three months ended March 31, 2023, we acquired 39 properties leased to the USPS for approximately $17.6 million, including closing costs. As of March 31, 2023, our portfolio consists of 1,325 owned properties, located in 49 states and one territory and comprising approximately 5.5 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of May 3, 2023, we owned approximately 80.3% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements for our at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. During the three months ended March 31, 2023, 55,082 shares were issued under the ATM Program. As of March 31, 2023, we had approximately $41.0 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of March 31, 2023, we owned a portfolio of 1,325 properties located in 49 states and one territory and leased primarily to the USPS. For the three months ended March 31, 2023, approximately 13.7% of our total rental income was concentrated in Pennsylvania.
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
We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our short taxable year ended December 31, 2019 and intend to continue to qualify as a REIT. As long as we qualify as a

REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.
Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and closure, relocation or consolidation of certain facilities and delivery units, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The COVID-19 pandemic and measures taken to prevent its spread have also had a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. The COVID-19 pandemic and other geopolitical and economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as tenant reimbursements for payments made by our tenants under the leases to reimburse us for the majority of real estate taxes paid at each property. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of March 31, 2023, properties leased to our tenants had an average remaining lease term of approximately 3.5 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Equity-Based Compensation Expense
All equity-based compensation expense is recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income as components of general and administrative expense and property operating expenses. We issue share-based awards to align our directors' and employees’ interests with those of our investors.
Indebtedness and Interest Expense

On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, we amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the Revolving Credit Facility and the 2021 Term Loan, the “Credit Facilities”), replace the London Interbank Offered Rate with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if we achieve certain sustainability targets. On December 6, 2022, we further exercised $40.0 million of term loan accordion under the 2022 Term Loan.
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
Lease Renewal

As of May 3, 2023, the leases at 110 of our properties, representing approximately 550,000 net leasable interior square feet, were expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

In 2022, in connection with our lease renewal negotiations with the USPS, we filed claims with the USPS regarding market rent and other amounts due under the expired leases during the holdover period. The USPS subsequently determined that market rent for the expired leases was generally greater than the rent amount under the expired leases and agreed to pay us

(i) a lump sum catch-up payment for increased rents from the date of lease expiration and (ii) increased rents reflecting the market rent determined by USPS going forward. However, because the USPS did not accept market rent based on our estimate and other amounts in our claims, we appealed such decisions before the Postal Service Board of Contract Appeals (“PSBCA”) within the period prescribed in the Contract Disputes Act of 1978. The PSBCA subsequently granted a joint request by the USPS and us to stay the appeals to enable further negotiations between the parties regarding the renewal of the expired leases. As of the date of this report, we agreed in a letter of intent to preliminary terms on rental rates for 86 properties with leases that had expired in 2022. However, we had not entered into any definitive documentation with respect to the rental rates or lease renewals for these properties and there can be no guarantee that any lease renewals that we enter into with the USPS will reflect our expectations with respect to terms or timing.

While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders. Refer to “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the risks associated with the USPS.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and the Three Months Ended March 31, 2022

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022	$ Change	% Change
Revenues
Rental income	$14,499	$11,349	$3,150	27.8%
Fee and other	649	582	67	11.5%
Total revenues	15,148	11,931	3,217	27.0%

Operating expenses
Real estate taxes	1,983	1,590	393	24.7%
Property operating expenses	1,624	1,530	94	6.1%
General and administrative	4,159	3,642	517	14.2%
Depreciation and amortization	4,837	4,110	727	17.7%
Total operating expenses	12,603	10,872	1,731	15.9%

Income from operations	2,545	1,059	1,486	140.3%

Other income	114	487	(373)	(76.6)%

Interest expense, net
Contractual interest expense	(2,045)	(686)	(1,359)	198.1%
Write-off and amortization of deferred financing fees	(165)	(129)	(36)	27.9%
Interest income	—	1	(1)	(100.0)%
Total interest expense, net	(2,210)	(814)	(1,396)	171.5%

Income before income tax expense	449	732	(283)	(38.7)%
Income tax expense	(16)	(11)	(5)	45.5%
Net income	$433	$721	$(288)	(39.9)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $3.2 million to $14.5 million for the three months ended March 31, 2023 from $11.3 million for the three months ended March 31, 2022, primarily due to the volume of our acquisitions.
Fee and other – Fee and other revenue increased by $0.1 million to $0.6 million for the three months ended March 31, 2023 from $0.6 million for the three months ended March 31, 2022, primarily due to higher income received from properties accounted for as financing leases.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $2.0 million for the three months ended March 31, 2023 from $1.6 million for the three months ended March 31, 2022, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.1 million to $1.6 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022. Property management expenses are included within property operating expenses and increased by $0.2 million to $0.8 million for the three months ended March 31, 2023 from $0.6 million for the three months ended March 31, 2022 due to expanding our property management staff as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our property management employees throughout 2022 and 2023. The increase in property management expenses was offset by a decrease of $0.1 million in expenses related to repairs and maintenance.
General and administrative – General and administrative expenses increased by $0.5 million to $4.2 million for the three months ended March 31, 2023 from $3.6 million for the three months ended March 31, 2022, primarily due to expanding our staff and increase in information technology costs as a result of our continued growth as well as an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2022 and during the three months ended March 31, 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $0.7 million to $4.8 million for the three months ended March 31, 2023 from $4.1 million for three months ended March 31, 2022, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.4 million to $0.1 million for the three months ended March 31, 2023 from $0.5 million for the three months ended March 31, 2022, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the three months ended March 31, 2023, we incurred total interest expense, net of $2.2 million compared to $0.8 million for the three months ended March 31, 2022. The increase in interest expense is primarily related to higher amount of borrowings under the Credit Facilities to finance our acquisitions and increased interest rates.
Cash Flows
Comparison of the Three Months Ended March 31, 2023 and the Three Months Ended March 31, 2022
We had $2.1 million of cash and $0.7 million of escrows and reserves as of March 31, 2023 compared to $6.0 million of cash and $1.3 million of escrows and reserves as of March 31, 2022.

Cash flows from operating activities – Net cash provided by operating activities increased by $1.1 million to $7.7 million for the three months ended March 31, 2023 compared to $6.6 million for the same period in 2022. The increase is primarily due to the volume our acquisitions, all of which have generated additional rental income and related changes in working capital.

Cash flows to investing activities – Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $17.4 million of acquisitions and $0.6 million of escrow deposits for acquisition and construction, capital improvements and other investing activities. Net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $25.5 million of acquisitions and $2.6 million of escrow deposits for acquisition and construction, capital improvements and other investing activities, offset by $0.4 million of insurance proceeds that were received.

Cash flows from financing activities – Net cash provided by financing activities decreased by $10.3 million to $11.0 million for the three months ended March 31, 2023 compared to $21.3 million for the three months ended March 31, 2022. The decrease was primarily related to lower borrowings under the Revolving Credit Facility.
Liquidity and Capital Resources
We had approximately $2.1 million of cash and $0.7 million of escrows and reserves as of March 31, 2023.

Revolving Credit Facility and Term loans

On August 9, 2021, we entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we further exercised $40.0 million of accordion feature under the 2022 Term Loan. As of March 31, 2023, we had $182.0 million of aggregate principal amount outstanding under our Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and $17.0 million drawn on the Revolving Credit Facility.

The Credit Facilities include an accordion feature which permit us to borrow up to an additional $150.0 million under the Revolving Credit Facility and up to an additional $35.0 million under the Term Loans (after our exercise of the $40.0 million term loan accordion in December 2022), in each case subject to customary terms and conditions. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility.

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of March 31, 2023, we were in compliance with all of the Credit Facilities’ debt covenants.

We have five interest rate swaps with a total notional amount of $165.0 million that are used to manage our interest rate risk and fix the SOFR component on the Credit Facilities (together, the "Interest Rate Swaps"). Within the $165.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.27% as of March 31, 2023. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.217% as of March 31, 2023. An additional $25.0 million of the swaps mature in February 2028 and fix the additional $25.0 million amount outstanding under the 2022 Term Loan at 4.79% as of March 31, 2023. The remaining $40.0 million of the swaps mature in February 2028 and fix the remaining $40.0 million amount outstanding under the 2022 Term Loan at 4.932% as of March 31, 2023.
Capital Resources and Financing Strategy
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facilities and the potential issuance of securities. We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time, including through our $50.0 million ATM Program.
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
Consolidated Indebtedness
As of March 31, 2023, we had approximately $215.0 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2023 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of March 31, 2023	Interest Rate at March 31, 2023	Maturity Date
Revolving Credit Facility(1)	$17,000	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	50,000	SOFR+143 bps(2)	January 2027
2022 Term Loan (1)	115,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	328	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	194	6.00%	January 2025
AIG – December 2020(7)	30,225	2.80%	January 2031
Total Principal	$215,000

Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term loans" for details regarding the Credit Facilities. During the three months ended March 31, 2023, we incurred $0.1 million of unused facility fees related to the Revolving Credit Facility.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon our achievement of certain sustainability targets for 2022, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ending December 31, 2023, which is reflected in the margins noted in the table above.

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
Secured Borrowings as of March 31, 2023
As of March 31, 2023, we had approximately $33.0 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.89% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2023, we paid cash dividends of $0.2375 per share. Our Board of Directors approved, and on April 24, 2023, we declared a first quarter common stock dividend of $0.2375 per share, which will be paid on May 31, 2023 to stockholders of record as of May 5, 2023.
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
Subsequent Real Estate Acquisitions
As of May 3, 2023 and during the period subsequent to March 31, 2023, we have acquired seven properties in individual or portfolio transactions for an aggregate of approximately $4.5 million, excluding closing costs.

Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.
Recently Adopted Accounting Pronouncements
For a discussion of our adoption of new accounting pronouncements, please see Note 2. Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included under Item 1 herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of March 31, 2023, our indebtedness was approximately $215.0 million, consisting of approximately $182.0 million of variable-rate debt and approximately $33.0 million of fixed-rate debt. Of the $182.0 million variable-rate debt, $50.0 million relates to the 2021 Term Loan and $115.0 million relates to the 2022 Term Loan, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of March 31, 2023, approximately $17.0 million of our indebtedness was variable-rate debt and approximately $198.0 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.2 million on an annualized basis.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
*    Exhibits filed with this report.
**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTAL REALTY TRUST, INC.

Date: May 4, 2023	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)