Form 10-Q
period 2023-06-30
Postal Realty Trust, Inc.
filed 2023-08-08
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 7, 2023, the registrant had 20,621,598 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	June 30, 2023	December 31, 2022
Assets
Investments:
Real estate properties, at cost:
Land	$96,063	$90,020
Building and improvements	405,927	378,596
Tenant improvements	6,643	6,375
Total real estate properties, at cost	508,633	474,991
Less: Accumulated depreciation	(37,286)	(31,257)
Total real estate properties, net	471,347	443,734
Investment in financing leases, net	16,083	16,130
Total real estate investments, net	487,430	459,864
Cash	2,191	1,495
Escrow and reserves	751	547
Rent and other receivables	3,936	4,613
Prepaid expenses and other assets, net	15,225	15,968
Goodwill	1,536	1,536
Deferred rent receivable	1,356	1,194
In-place lease intangibles, net	14,340	15,687
Above market leases, net	385	399
Total Assets	$527,150	$501,303

Liabilities and Equity
Liabilities:
Term loans, net	$163,887	$163,753
Revolving credit facility	29,000	—
Secured borrowings, net	32,822	32,909
Accounts payable, accrued expenses and other, net	7,996	9,109
Below market leases, net	11,875	11,821
Total Liabilities	245,580	217,592

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 20,002,769 and 19,528,066 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	200	195
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	258,331	254,107
Accumulated other comprehensive income	7,934	7,486
Accumulated deficit	(40,754)	(32,557)
Total Stockholders’ Equity	225,711	229,231
Operating Partnership unitholders’ non-controlling interests	55,859	54,480
Total Equity	281,570	283,711
Total Liabilities and Equity	$527,150	$501,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$14,762	$12,135	$29,261	$23,484
Fee and other	695	589	1,344	1,171
Total revenues	15,457	12,724	30,605	24,655

Operating expenses:
Real estate taxes	2,029	1,705	4,012	3,295
Property operating expenses	1,414	1,230	3,038	2,760
General and administrative	3,610	3,309	7,769	6,950
Depreciation and amortization	4,781	4,219	9,618	8,329
Total operating expenses	11,834	10,463	24,437	21,334

Income from operations	3,623	2,261	6,168	3,321

Other income	125	187	239	674

Interest expense, net:
Contractual interest expense	(2,302)	(1,111)	(4,347)	(1,797)
Write-off and amortization of deferred financing fees	(165)	(155)	(330)	(284)
Interest income	1	1	1	1
Total interest expense, net	(2,466)	(1,265)	(4,676)	(2,080)

Income before income tax expense	1,282	1,183	1,731	1,915
Income tax expense	(21)	(18)	(37)	(29)

Net income	1,261	1,165	1,694	1,886
Net income attributable to Operating Partnership unitholders’ non-controlling interests	(249)	(212)	(334)	(338)

Net income attributable to common stockholders	$1,012	$953	$1,360	$1,548

Net income per share:
Basic and Diluted	$0.03	$0.04	$0.04	$0.06

Weighted average common shares outstanding:
Basic and Diluted	19,544,833	18,398,808	19,417,304	18,383,544

Comprehensive income:
Net income	$1,261	$1,165	$1,694	$1,886
Unrealized gain on derivative instruments	3,399	504	562	3,015
Comprehensive income	4,660	1,669	2,256	4,901
Comprehensive income attributable to Operating Partnership unitholders’ non-controlling interests	(921)	(304)	(448)	(869)
Comprehensive income attributable to common stockholders	$3,739	$1,365	$1,808	$4,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity

Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	55,082	1	709	—	—	710	—	710
Shares issued upon redemption of operating partnership units ("OP Units")	22,798	—	409	—	—	409	(409)	—
Issuance and amortization of equity-based compensation	146,627	1	1,376	—	—	1,377	568	1,945
Issuance and amortization under the employee stock purchase plan ("ESPP")	6,446	—	94	—	—	94	—	94
Restricted stock withholdings	(21,310)	—	(327)	—	—	(327)	—	(327)
Dividends and distributions	—	—	—	—	(4,787)	(4,787)	(1,176)	(5,963)
Unrealized loss on derivative instrument	—	—	—	(2,279)	—	(2,279)	(558)	(2,837)
Net income	—	—	—	—	348	348	85	433
Reallocation of non-controlling interest	—	—	(2,338)	—	—	(2,338)	2,338	—
Balance – March 31, 2023	19,764,915	$197	$254,030	$5,207	$(36,996)	$222,438	$55,328	$277,766
Net proceeds from sale of common stock	265,225	3	3,840	—	—	3,843	—	3,843
Issuance of OP Units in connection with transaction	—	—	—	—	—	—	548	548
Cash redemption for non-controlling interests	—	—	—	—	—	—	(558)	(558)
Issuance and amortization of equity-based compensation, net of forfeitures	(165)	—	684	—	—	684	558	1,242
Issuance and amortization under ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(4,770)	(4,770)	(1,167)	(5,937)
Unrealized gain on derivative instrument	—	—	—	2,727	—	2,727	672	3,399
Net income	—	—	—	—	1,012	1,012	249	1,261
Reallocation of non-controlling interest	—	—	(229)	—	—	(229)	229	—
Balance – June 30, 2023	20,029,975	$200	$258,331	$7,934	$(40,754)	$225,711	$55,859	$281,570

Balance - December 31, 2021	18,591,627	$186	$237,969	$766	$(18,879)	$220,042	$45,431	$265,473
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	3,238	3,238

Issuance and amortization of equity-based compensation	199,102	2	1,426	—		—	1,428	371	1,799
Issuance and amortization under ESPP	5,387	—	100	—		—	100	—	100
Restricted stock withholdings	(3,492)	—	(62)	—		—	(62)	—	(62)
Dividends and distributions	—	—	—	—		(4,295)	(4,295)	(902)	(5,197)
Accumulated other comprehensive income	—	—	—	2,072		—	2,072	439	2,511
Net income	—	—	—	—		595	595	126	721
Reallocation of non-controlling interest	—	—	346	—		—	346	(346)	—
Balance – March 31, 2022	18,792,624	$188	$239,779	$2,838		$(22,579)	$220,226	$48,357	$268,583
Net proceeds from sale of common stock	—	—	—	—		—	—	—	—
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	1,987	1,987
Issuance and amortization of equity-based compensation, net of forfeitures	(471)	—	618	—		—	618	366	984
Issuance and amortization under ESPP	—	—	2	—		—	2	—	2
Restricted stock withholdings	(14,590)	—	(221)	—		—	(221)	—	(221)
Dividends and distributions	—	—	—	—		(4,342)	(4,342)	(963)	(5,305)
Accumulated other comprehensive income	—	—	—	412		—	412	92	504
Net income	—	—	—	—	—	953	953	212	1,165
Reallocation of non-controlling interest	—	—	225	—		—	225	(225)	—
Balance – June 30, 2022	18,777,563	$188	$240,403	$3,250		$(25,968)	$217,873	$49,826	$267,699
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,694	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,071	4,865
Amortization of in-place intangibles	3,547	3,464
Write-off and amortization of deferred financing costs	330	284
Amortization of above/below market leases	(1,176)	(1,022)
Amortization of intangible liability	(49)	(41)
Equity based compensation	3,207	2,691
Deferred rent receivable	(162)	(293)
Deferred rent expense payable	2	5
Other	23	23
Changes in assets and liabilities:
Rent and other receivables	884	834
Prepaid expenses and other assets	1,171	964
Accounts payable, accrued expenses and other	(935)	(603)
Net cash provided by operating activities	14,607	13,057

Cash flows from investing activities:
Acquisition of real estate	(32,863)	(79,879)
Investment in financing leases	—	(10)
Escrows for acquisition and construction deposits	(222)	(568)
Capital improvements	(968)	(1,781)
Insurance proceeds related to property damage claims	—	557
Other investing activities	(28)	(591)
Net cash used in investing activities	(34,081)	(82,272)

Cash flows from financing activities:

Repayments of secured borrowings	(97)	(92)
Proceeds from term loans	—	75,000
Proceeds from revolving credit facility	32,000	92,000
Repayments of revolving credit facility	(3,000)	(87,000)
Redemption of OP Units	(558)	—
Net proceeds from issuance of shares	4,561	—
Deferred offering costs	(107)	(242)
Debt issuance costs	—	(612)
Proceeds from issuance of ESPP shares	79	83
Value of shares withheld for payment of taxes related to employee stock compensation	(467)	(383)
Dividends and distributions	(11,900)	(10,502)
Other financing activities	(137)	(116)
Net cash provided by financing activities	20,374	68,136

Net increase (decrease) in Cash and Escrows and Reserves	900	(1,079)
Cash and Escrows and Reserves at the beginning of period	2,042	7,026
Cash and Escrow and Reserves at the end of period	$2,942	$5,947

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reallocation of non-controlling interest	2,567	571
Unrealized gain on interest rate swaps, net	562	3,015

OP Units issued for property acquisitions	548	3,773
Shares issued upon redemption of OP Units	409	—
Accrued capital expenditures included in accounts payable and accrued expenses	235	846
Reclassification of acquisition deposits included in prepaid expenses and other assets	205	504
Write-off of fixed assets no longer in service	151	129
Reclassification of construction deposits included in prepaid expenses and other assets	113	12
Accrued costs of capital included in accounts payable and accrued expenses	8	11
Right of use assets	—	38
OP Units issued for business acquisition	—	1,451

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2023, the Company held an approximately 80.2% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of June 30, 2023, the Company owned a portfolio of 1,364 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”).
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries.
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
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
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
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Cash	$2,191	$1,495
Escrows and reserves:
Maintenance reserve	260	206
Real estate tax reserve	384	240
ESPP reserve	107	101
Cash and escrows and reserves	$2,942	$2,042

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
Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within "Investment in financing leases, net" on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and interest is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income and produces a constant periodic rate of return on the "Investment in financing leases, net".
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of June 30, 2023 and December 31, 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of June 30, 2023 and December 31, 2022 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of June 30, 2023 and December 31, 2022, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $27.8 million and $27.5 million as compared to the principal balance of $33.0 million and $33.1 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s secured debt was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s interest rate swap derivative assets was approximately $9.8 million and $9.2 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and six months ended June 30, 2023 and 2022.
Concentration of Credit Risks
As of June 30, 2023, the Company’s properties were leased primarily to a single tenant, the USPS. For the six months ended June 30, 2023, approximately 13.3% of the Company’s total rental income, or $3.9 million, was concentrated in Pennsylvania. For the six months ended June 30, 2022, approximately 16.1% of the Company's total rental income, or $3.8 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Earnings per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of June 30, 2023 and 2022, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the six months ended June 30, 2023. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other	Total (1)
2023
March 31, 2023	(2)	39	$2,802	$14,271	$152	$1,134	$43	$(826)	$—	$17,576
June 30, 2023	(3)	39	$3,241	$12,054	$117	$1,066	$24	$(483)	$—	$16,019
Total		78	$6,043	$26,325	$269	$2,200	$67	$(1,309)	$—	$33,595
Explanatory Notes:
(1)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2023 and $0.2 million for the three months ended June 30, 2023.
(2)Includes the acquisition of 39 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $17.6 million, including closing costs.
(3)Includes the acquisition of 39 properties in various states in individual or portfolio transactions for a price of approximately $16.0 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $0.5 million using the share price of Class A common stock on the date of each issuance of such OP units) and cash consideration.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
June 30, 2023:
In-place lease intangibles	$42,274	$(27,934)	$14,340
Above-market leases	623	(238)	385
Below-market leases	(20,386)	8,511	(11,875)

December 31, 2022:
In-place lease intangibles	$40,074	$(24,387)	$15,687
Above-market leases	556	(157)	399
Below-market leases	(19,077)	7,256	(11,821)
Amortization of in-place lease intangibles was $1.8 million and $3.5 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above-market leases was $0.04 million and $0.08 million for the three and six months ended June 30, 2023, respectively, and $0.02 million and $0.04 million for the three and six months ended June 30, 2022, respectively,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below-market leases was $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2023-Remaining	$3,208	$81	$(1,233)
2024	5,085	124	(2,143)
2025	3,203	89	(1,566)
2026	1,837	67	(1,266)
2027	694	15	(990)
Thereafter	313	9	(4,677)
Total	$14,340	$385	$(11,875)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Outstanding Balance as of June 30, 2023	Outstanding Balance as of December 31, 2022	Interest Rate at June 30, 2023	Maturity Date
Revolving Credit Facility(1)	$29,000	$—	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	50,000	50,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	115,000	115,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	324	333	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	194	282	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Total Principal	226,996	198,093
Unamortized deferred financing costs	(1,287)	(1,431)
Total Debt	$225,709	$196,662
Explanatory Notes:
(1)On August 9, 2021, the Company entered into the Credit Facilities, which included the $150.0 million Revolving Credit Facility and the $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, the Company amended the Credit Facilities to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the London Interbank Offered Rate with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. On December 6, 2022, the Company exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, the Company amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $25.0 million of term loan accordion under the 2021 Term Loan and, on a delayed-draw basis, $10.0 million of term loan accordion under the 2022 Term Loan.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional $150.0 million under the Revolving Credit Facility, subject to customary terms and conditions. Subsequent to June 30, 2023, the accordion feature under the Term Loans has been fully exercised. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three and six months ended June 30, 2023, the Company incurred $0.07 million and $0.1 million, respectively, and, during the three and six months ended June 30, 2022, the Company incurred $0.06 million and $0.1 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of June 30, 2023, the Company was in compliance with all of the Credit Facilities’ debt covenants.
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
The weighted average maturity date for the Company's indebtedness as of June 30, 2023 and December 31, 2022 was approximately 4.7 years and 5.5 years, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The scheduled principal repayments of indebtedness as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,	Amount
2023 - Remaining	$9
2024	112
2025	118
2026	29,636
2027	50,774
Thereafter	146,347
Total	$226,996
Note 6. Derivatives and Hedging Activities

As of June 30, 2023, the Company had five interest rate swaps with a total notional amount of $165.0 million that are used to manage its interest rate risk and fix the SOFR component on the Credit Facilities. Within the $165.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.27% as of June 30, 2023. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.217% as of June 30, 2023. An additional $25.0 million of the swaps mature in February 2028 and fix the additional $25.0 million amount outstanding under the 2022 Term Loan at 4.79% as of June 30, 2023. The remaining $40.0 million of the swaps mature in February 2028 and fix the remaining $40.0 million amount outstanding under the 2022 Term Loan at 4.932% as of June 30, 2023.

On July 24, 2023, in connection with the exercise of $25.0 million term loan accordion under the 2021 Term Loan, the Company further entered into an interest rate swap that effectively fixed the interest rate on the additional $25.0 million of the 2021 Term Loan through January 2027 at 5.736%.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $4.7 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2023	2022	2023	2022
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive income"	$4,491	$375	$2,553	$2,801
Amount of gain (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$1,092	$(129)	$1,991	$(214)

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $2.5 million and $4.7 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.1 million for the three and six months ended June 30, 2022, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of June 30, 2023, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of June 30, 2023 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fixed payments	$12,854	$10,482	$25,404	$20,146
Variable payments	1,908	1,653	3,857	3,338
	$14,762	$12,135	$29,261	$23,484
Future minimum lease payments to be received as of June 30, 2023 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)
2023 - Remaining	$21,551
2024	40,391
2025	33,838
2026	25,414
2027	14,190
Thereafter	15,716
Total	$151,100
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of June 30, 2023, the leases at 115 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of June 30, 2023, operating leases for 67 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of June 30, 2023, 64 of these properties had an aggregate carrying value of approximately $49.2 million with an

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
aggregate purchase option price of approximately $61.9 million and the remaining three properties had an aggregate carrying value of approximately $2.6 million with purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of June 30, 2023 and December 31, 2022, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of June 30, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	As of June 30, 2023	As of December 31, 2022

Total minimum lease payment receivable	$32,646	$33,215
Less: unearned income	(16,563)	(17,085)
Investment in financing leases, net	$16,083	$16,130

Revenue earned under direct financing leases for the three and six months ended June 30, 2023 were $0.3 million and $0.5 million, respectively, and for the three and six months ended June 30, 2022 were $0.3 million and $0.6 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of June 30, 2023 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2023 – Remaining	$568
2024	1,137
2025	1,137
2026	1,137
2027	1,137
Thereafter	27,530
Total	$32,646
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of June 30, 2023, these leases had remaining terms, including renewal options, of one to 56 years and a weighted average remaining lease term of 22.1 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
ROU asset – operating leases	$908	$1,010
Lease liability – operating leases	$914	$1,014
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expense for each of the three and six months ended June 30, 2023 and 2022 was $0.06 million and $0.1 million, respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2023 for the next five years and thereafter are as follows (in thousands):

2023 — Remaining	$124
2024	121
2025	46
2026	43
2027	43
Thereafter	1,387
Total future minimum lease payments	1,764
Interest discount	(850)
Total	$914
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three and six months ended June 30, 2023, income tax expense related to REAC was $0.01 million and $0.03 million, respectively. For the three and six months ended June 30, 2022, income tax expense related to REAC was $0.02 million and $0.03 million, respectively.
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
As of December 31, 2022, the Company had remaining unrecognized tax benefits of $0.02 million, which were inclusive of interest and penalties, and a corresponding indemnification asset, which were included in "Prepaid expenses and other assets, net" on the Consolidated Balance Sheets. During the six months ended June 30, 2023, the Company reversed the remaining $0.02 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.3 million and $0.6 million for the three and six months ended June 30, 2023 and 2022, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.3 million as of June 30, 2023 and December 31, 2022, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for each of the three and six months ended June 30, 2023 and 2022 were $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$1,012	$953	$1,360	$1,548
Less: Income attributable to participating securities	(346)	(241)	(652)	(470)
Numerator for earnings per share — basic and diluted	$666	$712	$708	$1,078

Denominator for earnings per share – basic and diluted (1)	19,544,833	18,398,808	19,417,304	18,383,544
Basic and diluted earnings per share	$0.03	$0.04	$0.04	$0.06
Explanatory Note:
(1) Diluted EPS reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted shares and RSUs issued under the Company’s 2019 Equity Incentive Plan (the “Plan”) (See Note 11. Stockholders’ Equity). The effect of such shares and RSUs would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the periods presented in the table above. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in these unaudited Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted EPS.
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
The following table summarizes the activity under the ATM Program for the period presented (dollars in thousands, except per share amounts). During the year ended December 31, 2022, 751,382 shares were issued under the ATM Program and the Company's previous at-the-market offering program. During the three and six months ended June 30, 2023, 265,225 shares and 320,307 shares were issued under the ATM program, respectively. During the three and six months ended June 30, 2022, the Company did not issue any shares under its previous at-the-market offering program. As of June 30, 2023, the Company had approximately $37.0 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Shares issued	265,225	320,307
Gross proceeds	$3,996	$4,823
Fees and issuance costs	(153)	(270)
Net proceeds received	$3,843	$4,553
Average gross sales price per share	$15.07	$15.06
Dividends
During the three and six months ended June 30, 2023, the Company's Board of Directors approved and the Company declared and paid dividends of $5.9 million and $11.8 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2375 per share or unit and $0.475 per share or unit, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 1, 2023	February 15, 2023	February 28, 2023	$0.2375
April 24, 2023	May 5, 2023	May 31, 2023	$0.2375
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the six months ended June 30, 2023, the Company issued 143,288 LTIP Units to the Company’s CEO for his 2022 incentive bonus, his election to defer 100% of his 2023 annual salary and for long term incentive compensation, 75,489 LTIP Units to the Company’s president for his 2022 incentive bonus and his election to defer 50% of his 2023 annual salary, 57,057 LTIP Units to the Company's Chief Financial Officer for his 2022 incentive bonus and for long term incentive compensation, 40,635 LTIP Units in June 2023 to the Board of Directors for their annual retainers as compensation for their services as directors, 25,510 LTIP Units to an employee for his 2022 incentive bonus, his election to defer a portion of his 2023 annual salary and for long term incentive compensation and 3,304 LTIP Units to a consultant under the consultancy agreement with the Company.
As of June 30, 2023 and December 31, 2022, non-controlling interests consisted of 4,110,602 OP Units and 882,151 LTIP Units and 4,133,619 OP Units and 536,868 LTIP Units, respectively. This represented approximately 19.8% and 19.2% of the outstanding Operating Partnership units as of June 30, 2023 and December 31, 2022, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
During the six months ended June 30, 2023, 22,798 OP Units were redeemed for 22,798 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. During the six months ended June 30, 2023, 37,500 OP Units were also redeemed for cash for the total amount of $0.6 million.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of June 30, 2023, the remaining shares available under the Plan for future issuance was 1,038,299. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of June 30, 2023 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2023	449,076	536,868	229,500	1,215,444	$16.12
Granted	123,801	345,283	110,968	580,052	$15.56
Vesting of restricted shares and RSUs(5)	(56,940)	—	(27,456)	(84,396)	$12.17
Forfeited	(5,004)	—	(11,216)	(16,220)	$8.51
Outstanding, as of June 30, 2023	510,933	882,151	301,796	1,694,880	$16.20
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years or eight years.
(3)Includes 143,288 LTIP Units granted to the Company’s CEO, 75,489 LTIP Units granted to the Company’s president and 57,057 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also includes 25,510 LTIP Units granted to an employee of the Company, a portion of which will vest on December 31, 2023 with the remaining to vest over three years or cliff vest at the end of eight years, 40,635 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 3,304 LTIP Units granted to a consultant under the consultancy agreement with the Company that vested on June 30, 2023.
(4)Includes 63,512 RSUs granted to certain officers and employees of the Company during the six months ended June 30, 2023, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2025. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 46,258 time-based RSUs issued for 2022 incentive bonuses to certain employees that vested fully on January 31, 2023, the date of grant, and 1,197 time-based

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
RSUs granted to certain employees for their election to defer a portion of their 2023 salary that will vest on December 31, 2023. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 63,086 of restricted shares and RSUs that vested and 21,310 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
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
During the three and six months ended June 30, 2023, the Company recognized compensation expense of $1.2 million and $2.8 million, respectively, in “General and administrative expenses” and $0.1 million and $0.4 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards. During the three and six months ended June 30, 2022, the Company recognized compensation expense of $0.9 million and $2.4 million, respectively, in “General and administrative expenses” and $0.1 million and $0.3 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards.
As of June 30, 2023, there was $17.4 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.25 years.
In July 2023, the Company issued 9,941 RSUs and 7,370 restricted shares of Class A common stock to certain employees for their elections to receive such RSUs and restricted shares in lieu of a portion of their 2023 annual salaries pursuant to the Company's Alignment of Interest Program. The RSUs issued to employees in lieu of salaries will cliff vest on December 31, 2023, while the other restricted shares of Class A common stock issued to employees in lieu of salaries will cliff vest on the fifth or eighth anniversary of July 1, 2023. In addition, in July 2023, the Company issued 5,143 LTIP Units to a consultant under the consultancy agreement with the Company.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of June 30, 2023 and December 31, 2022, 36,156 and 29,710 shares have been issued under the ESPP since commencement, respectively. During the three and six months ended June 30, 2023, the Company recognized compensation expense of $0.01 million and $0.02 million, respectively, related to the ESPP. During the three and six months ended June 30, 2022, the Company recognized compensation expense of $1,625 and $0.02 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of June 30, 2023, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 14. Subsequent Events
The Company's Board of Directors approved, and on July 26, 2023, the Company declared a second quarter common stock dividend of $0.2375 per share, which is payable on August 31, 2023 to stockholders of record as of August 7, 2023.
On July 24, 2023, the Company entered into the Second Amendment to the Credit Facilities. See Note 5. Debt for additional details. As of August 7, 2023, the Company had $190.0 million drawn on the Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and no amount drawn on the Revolving Credit Facility.
As of August 7, 2023 and during the period subsequent to June 30, 2023, the Company issued 514,997 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $7.7 million and also entered into forward sales transactions under the ATM Program for the sale of an additional 798,847 shares of its Class A common stock for gross proceeds of approximately $12.0 million.
As of August 7, 2023 and during the period subsequent to June 30, 2023, the Company acquired 15 properties for approximately $6.2 million, excluding closing costs.
As of August 7, 2023 and during the period subsequent to June 30, 2023, the Company had entered into definitive agreements to acquire 15 properties for approximately $3.9 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
•defaults on, early terminations of or non-renewal of leases or actual, potential or threatened relocation, closure or consolidation of postal offices or delivery units by the USPS;
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the six months ended June 30, 2023, we acquired 78 properties leased to the USPS for approximately $33.6 million, including closing costs. As of June 30, 2023, our portfolio consists of 1,364 owned properties, located in 49 states and one territory and comprising approximately 5.6 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of August 7, 2023, we owned approximately 80.9% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements for our at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. During the six months ended June 30, 2023, 320,307 shares were issued under the ATM Program. As of June 30, 2023, we had approximately $37.0 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of June 30, 2023, we owned a portfolio of 1,364 properties located in 49 states and one territory and leased primarily to the USPS. For the six months ended June 30, 2023, approximately 13.3% of our total rental income was concentrated in Pennsylvania.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of June 30, 2023, properties leased to our tenants had an average remaining lease term of approximately 3.3 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense

On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, we amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the Revolving Credit Facility and the 2021 Term Loan, the “Credit Facilities”), replace the London Interbank Offered Rate with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if we achieve certain sustainability targets. On December 6, 2022, we exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, we amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $25.0 million of term loan accordion under the 2021 Term Loan and, on a delayed-draw basis, $10.0 million of term loan accordion under the 2022 Term Loan.
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
Lease Renewal

As of August 7, 2023, the leases at 116 of our properties, representing approximately 666,000 net leasable interior square feet, were expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

In 2022, in connection with our lease renewal negotiations with the USPS, we filed claims with the USPS regarding market rent and other amounts due under the expired leases during the holdover period. The USPS subsequently determined that market rent for the expired leases was generally greater than the rent amount under the expired leases and agreed to pay us (i) a lump sum catch-up payment for increased rents from the date of lease expiration and (ii) increased rents reflecting the market rent determined by USPS going forward. However, because the USPS did not accept market rent based on our estimate and other amounts in our claims, we appealed such decisions before the Postal Service Board of Contract Appeals (“PSBCA”) within the period prescribed in the Contract Disputes Act of 1978. The PSBCA subsequently granted a joint request by the USPS and us to stay the appeals to enable further negotiations between the parties regarding the renewal of the expired leases. As of the date of this report, we agreed in a letter of intent to preliminary terms on rental rates for 86 properties with leases that had expired in 2022 and had begun executing renewals for such leases. However, for the properties still subject to the letter of intent, we had not entered into any definitive documentation with respect to the rental rates or lease renewals for these properties and there can be no guarantee that any lease renewals that we enter into with the USPS will reflect our expectations with respect to terms or timing.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and the Three Months Ended June 30, 2022

	For the Three Months Ended June 30,
(Amounts in thousands)	2023	2022	$ Change	% Change
Revenues
Rental income	$14,762	$12,135	$2,627	21.6%
Fee and other	695	589	106	18.0%
Total revenues	15,457	12,724	2,733	21.5%

Operating expenses
Real estate taxes	2,029	1,705	324	19.0%
Property operating expenses	1,414	1,230	184	15.0%
General and administrative	3,610	3,309	301	9.1%
Depreciation and amortization	4,781	4,219	562	13.3%
Total operating expenses	11,834	10,463	1,371	13.1%

Income from operations	3,623	2,261	1,362	60.2%

Other income	125	187	(62)	(33.2)%

Interest expense, net
Contractual interest expense	(2,302)	(1,111)	(1,191)	107.2%
Write-off and amortization of deferred financing fees	(165)	(155)	(10)	6.5%
Interest income	1	1	—	—%
Total interest expense, net	(2,466)	(1,265)	(1,201)	94.9%

Income before income tax expense	1,282	1,183	99	8.4%
Income tax expense	(21)	(18)	(3)	16.7%
Net income	$1,261	$1,165	$96	8.2%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $2.6 million to $14.8 million for the three months ended June 30, 2023 from $12.1 million for the three months ended June 30, 2022, primarily due to the volume of our acquisitions.
Fee and other – Fee and other revenue increased by $0.1 million to $0.7 million for the three months ended June 30, 2023 from $0.6 million for the three months ended June 30, 2022, primarily due to income received from advisory services.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.3 million to $2.0 million for the three months ended June 30, 2023 from $1.7 million for the three months ended June 30, 2022, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.2 million to $1.4 million for the three months ended June 30, 2023 from $1.2 million for the three months ended June 30, 2022. Property management expenses are included within property operating expenses remained flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in property operating expenses of $0.2 million was related to an increase in repairs and maintenance.

General and administrative – General and administrative expenses increased by $0.3 million to $3.6 million for the three months ended June 30, 2023 from $3.3 million for the three months ended June 30, 2022, primarily due to expanding our staff, an increase in information technology related costs as a result of our continued growth and an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2022 and 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $0.6 million to $4.8 million for the three months ended June 30, 2023 from $4.2 million for three months ended June 30, 2022, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.1 million to $0.1 million for the three months ended June 30, 2023 from $0.2 million for the three months ended June 30, 2022, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the three months ended June 30, 2023, we incurred total interest expense, net of $2.5 million compared to $1.3 million for the three months ended June 30, 2022. The increase in interest expense is primarily related to additional borrowings under the Credit Facilities and increased interest rates.
Comparison of the Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Rental income	$29,261	$23,484	$5,777	24.6%
Fee and other	1,344	1,171	173	14.8%
Total revenues	30,605	24,655	5,950	24.1%

Operating expenses
Real estate taxes	4,012	3,295	717	21.8%
Property operating expenses	3,038	2,760	278	10.1%
General and administrative	7,769	6,950	819	11.8%
Depreciation and amortization	9,618	8,329	1,289	15.5%
Total operating expenses	24,437	21,334	3,103	14.5%

Income from operations	6,168	3,321	2,847	85.7%

Other income	239	674	(435)	(64.5)%

Interest expense, net
Contractual interest expense	(4,347)	(1,797)	(2,550)	141.9%
Write-off and amortization of deferred financing fees	(330)	(284)	(46)	16.2%
Interest income	1	1	—	—%
Total interest expense, net	(4,676)	(2,080)	(2,596)	124.8%

Income before income tax expense	1,731	1,915	(184)	(9.6)%
Income tax expense	(37)	(29)	(8)	27.6%
Net income	$1,694	$1,886	$(192)	(10.2)%

Revenues
Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $5.8 million to $29.3 million for the six months ended June 30, 2023 from $23.5 million for the six months ended June 30, 2022, primarily due to the volume of our acquisitions.
Fee and other. Other revenue increased by $0.2 million to $1.3 million for the six months ended June 30, 2023 from $1.2 million for the six months ended June 30, 2022, primarily due to income received from properties accounted for as financing leases and income received from advisory services.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.7 million to $4.0 million for the six months ended June 30, 2023 from $3.3 million for the six months ended June 30, 2022, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.3 million to $3.0 million for the six months ended June 30, 2023 from $2.8 million for the six months ended June 30, 2022. Property management expenses are included within property operating expenses and increased by $0.2 million to $1.3 million for the six months ended June 30, 2023 from $1.1 million for the six months ended June 30, 2022. The remainder of the increase of $0.1 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.
General and administrative – General and administrative expenses increased by $0.8 million to $7.8 million for the six months ended June 30, 2023 from $7.0 million for the six months ended June 30, 2022 primarily due to expanding our staff, an increase in information technology related costs as a result of our continued growth and an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2022 and 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $1.3 million to $9.6 million for the six months ended June 30, 2023 from $8.3 million for the six months ended June 30, 2022, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.4 million to $0.2 million for the six months ended June 30, 2023 from $0.7 million for the six months ended June 30, 2022, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the six months ended June 30, 2023, we incurred total interest expense, net of $4.7 million compared to $2.1 million for the six months ended June 30, 2022. The increase in interest expense is primarily related due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Six Months Ended June 30, 2023 and the Six Months Ended June 30, 2022
We had $2.2 million of cash and $0.8 million of escrows and reserves as of June 30, 2023 compared to $4.6 million of cash and $1.4 million of escrows and reserves as of June 30, 2022.

Cash flows from operating activities – Net cash provided by operating activities increased by $1.6 million to $14.6 million for the six months ended June 30, 2023 compared to $13.1 million for the same period in 2022. The increase is primarily due to the volume our acquisitions, all of which have generated additional rental income and related changes in working capital.

Cash flows to investing activities – Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $32.9 million of acquisitions and $1.2 million of escrow deposits for acquisition and construction, capital improvements and other investing activities. Net cash used in investing activities for the six months ended June 30, 2022 primarily consisted of $79.9 million of acquisitions and $3.0 million of escrow deposits for acquisition and construction, capital improvements and other investing activities, offset by $0.6 million of insurance proceeds that were received.

Cash flows from financing activities – Net cash provided by financing activities decreased by $47.8 million to $20.4 million for the six months ended June 30, 2023 compared to $68.1 million for the six months ended June 30, 2022. The decrease was primarily related to proceeds received on the 2022 Term Loan in 2022, offset by an increase in 2023 of borrowings under the Revolving Credit Facility and an increase in net proceeds received from issuance of shares in 2023.
Liquidity and Capital Resources
We had approximately $2.2 million of cash and $0.8 million of escrows and reserves as of June 30, 2023.

Revolving Credit Facility and Term loans

On August 9, 2021, we entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we exercised $40.0 million of accordion feature under the 2022 Term Loan. On July 24, 2023, we entered into the Second Amendment and further exercised $25.0 million of term loan accordion under the 2021 Term Loan and, on a delayed-draw basis, $10.0 million of term loan accordion under the 2022 Term Loan.

As of June 30, 2023, we had $194.0 million of aggregate principal amount outstanding under our Credit Facilities, with $50.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and $29.0 million drawn on the Revolving Credit Facility.

The Credit Facilities include an accordion feature which permit us to borrow up to an additional $150.0 million under the Revolving Credit Facility subject to customary terms and conditions. Subsequent to June 30, 2023, the accordion feature under the Term Loans has been fully exercised. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility.

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of June 30, 2023, we were in compliance with all of the Credit Facilities’ debt covenants.

As of June 30, 2023, we had five interest rate swaps with a total notional amount of $165.0 million that are used to manage our interest rate risk and fix the SOFR component on the Credit Facilities (together, the "Interest Rate Swaps"). Within the $165.0 million, $50.0 million of the swaps mature in January 2027 and fix the interest rate of the 2021 Term Loan at 2.27% as of June 30, 2023. An additional $50.0 million of the swaps mature in February 2028 and fix the first $50.0 million amount outstanding under the 2022 Term Loan at 4.217% as of June 30, 2023. An additional $25.0 million of the swaps mature in February 2028 and fix the additional $25.0 million amount outstanding under the 2022 Term Loan at 4.79% as of June 30,

2023. The remaining $40.0 million of the swaps mature in February 2028 and fix the remaining $40.0 million amount outstanding under the 2022 Term Loan at 4.932% as of June 30, 2023.

On July 24, 2023, in connection with the exercise of $25.0 million term loan accordion under the 2021 Term Loan, we further entered into an interest rate swap that effectively fixed the interest rate on the additional $25.0 million of the 2021 Term Loan through January 2027 at 5.736%.
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

Consolidated Indebtedness
As of June 30, 2023, we had approximately $227.0 million of outstanding consolidated principal indebtedness. The following table sets forth information as of June 30, 2023 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of June 30, 2023	Interest Rate at June 30, 2023	Maturity Date
Revolving Credit Facility(1)	$29,000	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	50,000	SOFR+143 bps(2)	January 2027
2022 Term Loan (1)	115,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	324	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	194	6.00%	January 2025
AIG (7)	30,225	2.80%	January 2031
Total Principal	$226,996
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term loans" for details regarding the Credit Facilities. During the three and six months ended June 30, 2023, we incurred $0.07 million and $0.1 million, respectively, of unused facility fees related to the Revolving Credit Facility.
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

Secured Borrowings as of June 30, 2023
As of June 30, 2023, we had approximately $33.0 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.89% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and six months ended June 30, 2023, we paid cash dividends of $0.2375 and $0.475 per share, respectively. Our Board of Directors approved, and on July 26, 2023, we declared a second quarter common stock dividend of $0.2375 per share, which will be paid on August 31, 2023 to stockholders of record as of August 7, 2023.
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
Subsequent Real Estate Acquisitions
As of August 7, 2023 and during the period subsequent to June 30, 2023, we have acquired 15 properties in individual or portfolio transactions for an aggregate of approximately $6.2 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.
Recently Adopted Accounting Pronouncements
For a discussion of our adoption of new accounting pronouncements, please see Note 2. Summary of Significant Accounting Policies in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of June 30, 2023, our indebtedness was approximately $227.0 million, consisting of approximately $194.0 million of variable-rate debt and approximately $33.0 million of fixed-rate debt. Of the $194.0 million variable-rate debt, $50.0 million related to the 2021 Term Loan and $115.0 million related to the 2022 Term Loan as of June 30, 2023, which had been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of June 30, 2023, approximately $29.0 million of our indebtedness was variable-rate debt and approximately $198.0 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.3 million on an annualized basis.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Purchase Plan
On May 11, 2023, an affiliate of Andrew Spodek, our chief executive officer, entered into a pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, the affiliate of Mr. Spodek can purchase up to 100,000 shares of our Class A common stock between August 14, 2023 and August 13, 2024, subject to price and trading limitations under the plan.
Amended and Restated Bylaws
On August 4, 2023, our Board of Directors (the “Board”) amended and restated our Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective as of such date, to, among other things, implement a proxy access framework.
Implementation of Proxy Access
Section 14 of Article II of the Amended and Restated Bylaws has been added to permit a stockholder, or a group of up to 20 stockholders, to nominate and include director candidates constituting up to the lesser of two or 20% of the number of directors up for election at any annual meeting of stockholders, provided that (i) such stockholder or stockholder group, as applicable, owns 3% or more of the Company’s outstanding common stock continuously for at least three years, and (ii) such stockholder or stockholder group, as applicable, and the nominee(s) satisfy certain procedural, eligibility and disclosure requirements set forth in Article II, Section 14 of the Amended and Restated Bylaws.
Additional Bylaw Amendments Relating to Director Nominations and the Proposal of Other Business
In addition to the Board's implementation of proxy access, the Amended and Restated Bylaws were also updated to reflect certain procedural requirements related to the SEC’s recently adopted “universal proxy” rules and to more fully develop the process and information required to be disclosed by a stockholder nominating an individual for election to the Board or making a proposal of other business.
General

In addition to the amendments described above, the Amended and Restated Bylaws include certain changes to (1) clarify language, (2) comply with or conform to Maryland law and (3) make various technical corrections and ministerial changes.
The foregoing summary description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this report and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Exhibit Description
3.1	Amended and Restated Bylaws of the Company, effective as of August 4, 2023.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

POSTAL REALTY TRUST, INC.

Date: August 8, 2023	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)