Form 10-Q
period 2023-09-30
Postal Realty Trust, Inc.
filed 2023-10-30
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of October 30, 2023, the registrant had 21,714,490 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	September 30, 2023	December 31, 2022
Assets
Investments:
Real estate properties, at cost:
Land	$100,979	$90,020
Building and improvements	426,230	378,596
Tenant improvements	6,825	6,375
Total real estate properties, at cost	534,034	474,991
Less: Accumulated depreciation	(40,464)	(31,257)
Total real estate properties, net	493,570	443,734
Investment in financing leases, net	16,062	16,130
Total real estate investments, net	509,632	459,864
Cash	2,462	1,495
Escrow and reserves	425	547
Rent and other receivables	5,344	4,613
Prepaid expenses and other assets, net	18,144	15,968
Goodwill	1,536	1,536
Deferred rent receivable	1,443	1,194
In-place lease intangibles, net	14,313	15,687
Above market leases, net	401	399
Total Assets	$553,700	$501,303

Liabilities and Equity
Liabilities:
Term loans, net	$198,718	$163,753
Secured borrowings, net	32,823	32,909
Accounts payable, accrued expenses and other, net	10,610	9,109
Below market leases, net	12,214	11,821
Total Liabilities	254,365	217,592

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 21,512,970 and 19,528,066 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	215	195
Class B common stock, par value $0.01 per share; 27,206 shares authorized: 27,206 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	279,585	254,107
Accumulated other comprehensive income	9,614	7,486
Accumulated deficit	(44,529)	(32,557)
Total Stockholders’ Equity	244,885	229,231
Operating Partnership unitholders’ non-controlling interests	54,450	54,480
Total Equity	299,335	283,711
Total Liabilities and Equity	$553,700	$501,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$15,438	$13,181	$44,699	$36,665
Fee and other	668	594	2,012	1,765
Total revenues	16,106	13,775	46,711	38,430

Operating expenses:
Real estate taxes	2,089	1,836	6,101	5,131
Property operating expenses	1,917	1,346	4,955	4,106
General and administrative	3,352	3,040	11,121	9,990
Depreciation and amortization	4,919	4,637	14,537	12,966
Total operating expenses	12,277	10,859	36,714	32,193

Income from operations	3,829	2,916	9,997	6,237

Other income	246	44	485	718

Interest expense, net:
Contractual interest expense	(2,446)	(1,670)	(6,793)	(3,467)
Write-off and amortization of deferred financing fees	(174)	(156)	(504)	(440)
Interest income	—	—	1	1
Total interest expense, net	(2,620)	(1,826)	(7,296)	(3,906)

Income before income tax (expense) benefit	1,455	1,134	3,186	3,049
Income tax (expense) benefit	(19)	16	(56)	(13)

Net income	1,436	1,150	3,130	3,036
Net income attributable to Operating Partnership unitholders’ non-controlling interests	(270)	(219)	(604)	(557)

Net income attributable to common stockholders	$1,166	$931	$2,526	$2,479

Net income per share:
Basic and Diluted	$0.04	$0.04	$0.08	$0.10

Weighted average common shares outstanding:
Basic and Diluted	20,277,417	18,554,578	19,712,504	18,467,581

Comprehensive income:
Net income	$1,436	$1,150	$3,130	$3,036
Unrealized gain on derivative instruments	2,070	5,352	2,632	8,367
Comprehensive income	3,506	6,502	5,762	11,403
Comprehensive income attributable to Operating Partnership unitholders’ non-controlling interests	(660)	(1,240)	(1,108)	(2,109)
Comprehensive income attributable to common stockholders	$2,846	$5,262	$4,654	$9,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	55,082	1	709	—	—	710	—	710
Shares issued upon redemption of operating partnership units ("OP Units")	22,798	—	409	—	—	409	(409)	—
Issuance and amortization of equity-based compensation	146,627	1	1,376	—	—	1,377	568	1,945
Issuance and amortization under the employee stock purchase plan ("ESPP")	6,446	—	94	—	—	94	—	94
Restricted stock withholdings	(21,310)	—	(327)	—	—	(327)	—	(327)
Dividends and distributions	—	—	—	—	(4,787)	(4,787)	(1,176)	(5,963)
Unrealized loss on derivative instruments	—	—	—	(2,279)	—	(2,279)	(558)	(2,837)
Net income	—	—	—	—	348	348	85	433
Reallocation of non-controlling interest	—	—	(2,338)	—	—	(2,338)	2,338	—
Balance – March 31, 2023	19,764,915	$197	$254,030	$5,207	$(36,996)	$222,438	$55,328	$277,766
Net proceeds from sale of common stock	265,225	3	3,840	—	—	3,843	—	3,843
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	548	548
Cash redemption for non-controlling interests	—	—	—	—	—	—	(558)	(558)
Issuance and amortization of equity-based compensation, net of forfeitures	(165)	—	684	—	—	684	558	1,242
Issuance and amortization under ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(4,770)	(4,770)	(1,167)	(5,937)
Unrealized gain on derivative instruments	—	—	—	2,727	—	2,727	672	3,399
Net income	—	—	—	—	1,012	1,012	249	1,261
Reallocation of non-controlling interest	—	—	(229)	—	—	(229)	229	—
Balance – June 30, 2023	20,029,975	$200	$258,331	$7,934	$(40,754)	$225,711	$55,859	$281,570
Net proceeds from sale of common stock	1,114,997	11	16,178	—	—	16,189	—	16,189
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	2,753	2,753
Shares issued upon redemption of OP Units	379,635	4	6,271	—	—	6,275	(6,275)	—
Issuance and amortization of equity-based compensation, net of forfeitures	7,205	—	718	—	—	718	591	1,309

Issuance and amortization under ESPP	8,364	—	116	—		—	116	—	116
Dividends and distributions	—	—	—	—		(4,941)	(4,941)	(1,167)	(6,108)
Unrealized gain on derivative instruments	—	—	—	1,680		—	1,680	390	2,070
Net income	—	—	—	—		1,166	1,166	270	1,436
Reallocation of non-controlling interest	—	—	(2,029)	—		—	(2,029)	2,029	—
Balance – September 30, 2023	21,540,176	$215	$279,585	$9,614		$(44,529)	$244,885	$54,450	$299,335

Balance - December 31, 2021	18,591,627	$186	$237,969	$766		$(18,879)	$220,042	$45,431	$265,473
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	3,238	3,238
Issuance and amortization of equity-based compensation	199,102	2	1,426	—		—	1,428	371	1,799
Issuance and amortization under ESPP	5,387	—	100	—		—	100	—	100
Restricted stock withholdings	(3,492)	—	(62)	—		—	(62)	—	(62)
Dividends and distributions	—	—	—	—		(4,295)	(4,295)	(902)	(5,197)
Accumulated other comprehensive income	—	—	—	2,072		—	2,072	439	2,511
Net income	—	—	—	—		595	595	126	721
Reallocation of non-controlling interest	—	—	346	—		—	346	(346)	—
Balance – March 31, 2022	18,792,624	$188	$239,779	$2,838		$(22,579)	$220,226	$48,357	$268,583
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	1,987	1,987
Issuance and amortization of equity-based compensation, net of forfeitures	(471)	—	618	—		—	618	366	984
Issuance and amortization under ESPP	—	—	2	—		—	2	—	2
Restricted stock withholdings	(14,590)	—	(221)	—		—	(221)	—	(221)
Dividends and distributions	—	—	—	—		(4,342)	(4,342)	(963)	(5,305)
Accumulated other comprehensive income	—	—	—	412		—	412	92	504
Net income	—	—	—	—	—	953	953	212	1,165
Reallocation of non-controlling interest	—	—	225	—		—	225	(225)	—
Balance – June 30, 2022	18,777,563	$188	$240,403	$3,250		$(25,968)	$217,873	$49,826	$267,699
Net proceeds from sale of common stock	227,473	2	3,505	—		—	3,507	—	3,507
Issuance of OP Units in connection with acquisition transactions	—	—	—	—		—	—	4,713	4,713
Issuance and amortization of equity-based compensation, net of forfeitures	28,711	—	620	—		—	620	385	1,005
Issuance and amortization under ESPP	8,030	—	117	—		—	117	—	117
Dividends and distributions	—	—	—	—		(4,397)	(4,397)	(1,071)	(5,468)
Accumulated other comprehensive income	—	—	—	4,331		—	4,331	1,021	5,352
Net income	—	—	—	—		931	931	219	1,150
Reallocation of non-controlling interest	—	—	1,148	—		—	1,148	(1,148)	—
Balance – September 30, 2022	19,041,777	$190	$245,793	$7,581		$(29,434)	$224,130	$53,945	$278,075
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,130	$3,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,254	7,744
Amortization of in-place intangibles	5,283	5,222
Write-off and amortization of deferred financing costs	504	440
Amortization of above/below market leases	(1,776)	(1,609)
Amortization of intangible liability	(79)	(67)
Equity based compensation	4,529	3,712
Deferred rent receivable	(249)	(430)
Deferred rent expense payable	3	7
Other	35	35
Changes in assets and liabilities:
Rent and other receivables	(927)	(396)
Prepaid expenses and other assets	315	542
Accounts payable, accrued expenses and other	1,299	334
Net cash provided by operating activities	21,321	18,570

Cash flows from investing activities:
Acquisition of real estate	(54,910)	(96,421)
Investment in financing leases	—	(10)
Escrows for acquisition and construction deposits	(269)	(471)
Capital improvements	(2,092)	(2,930)
Insurance proceeds related to property damage claims	441	557
Other investing activities	(15)	(718)
Net cash used in investing activities	(56,845)	(99,993)

Cash flows from financing activities:

Repayments of secured borrowings	(101)	(96)
Proceeds from term loans	35,000	75,000
Proceeds from revolving credit facility	49,000	105,000
Repayments of revolving credit facility	(49,000)	(87,000)
Redemption of OP Units	(558)	—
Net proceeds from issuance of shares	20,808	3,507
Deferred offering costs	(107)	(199)
Debt issuance costs	(261)	(623)
Proceeds from issuance of ESPP shares	182	185
Value of shares withheld for payment of taxes related to employee stock compensation	(467)	(383)
Dividends and distributions	(18,008)	(15,970)
Other financing activities	(119)	(116)
Net cash provided by financing activities	36,369	79,305

Net increase (decrease) in Cash and Escrows and Reserves	845	(2,118)
Cash and Escrows and Reserves at the beginning of period	2,042	7,026
Cash and Escrow and Reserves at the end of period	$2,887	$4,908

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued upon redemption of OP Units	6,683	—
Reallocation of non-controlling interest	4,595	1,719

OP Units issued for property acquisitions	3,301	8,487
Unrealized gain on interest rate swaps, net	2,632	8,366
Accrued capital expenditures included in accounts payable and accrued expenses	229	445
Reclassification of acquisition deposits included in prepaid expenses and other assets	205	696
Write-off of fixed assets no longer in service	147	208
Reclassification of construction deposits included in prepaid expenses and other assets	113	12
Accrued costs of capital included in accounts payable and accrued expenses	65	—
Right of use assets	—	39
OP Units issued for business acquisition	—	1,451

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2023, the Company held an approximately 81.8% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of September 30, 2023, the Company owned a portfolio of 1,434 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third-party property management services for an additional 397 properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Cash	$2,462	$1,495
Escrows and reserves:
Maintenance reserve	287	206
Real estate tax reserve	93	240
ESPP reserve	45	101
Cash and escrows and reserves	$2,887	$2,042
Revenue Recognition
The Company has operating lease agreements with tenants, some of which contain provisions for future rental increases. Rental income is recognized on a straight-line basis over the term of the lease. In addition, certain lease agreements provide for reimbursements from tenants for real estate taxes and other recoverable costs, which are recorded on an accrual basis as part of “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. The Company’s determination of the probability to collect lease payments is impacted by numerous factors, including the Company's assessment of the tenant’s creditworthiness, economic conditions, historical experience with the tenant, future prospects for the tenant and the length of the lease term. If leases currently classified as probable of collection are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For certain leases with lease incentive costs, such costs are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.
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

Fair Value Measurements

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of September 30, 2023 and December 31, 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of September 30, 2023 and December 31, 2022 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of September 30, 2023 and December 31, 2022, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $26.7 million and $27.5 million as compared to the principal balance of $33.0 million and $33.1 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s secured debt was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s interest rate swap derivative assets was approximately $11.9 million and $9.2 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of September 30, 2023, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.1 million included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of September 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and nine months ended September 30, 2023 and 2022.
Concentration of Credit Risks
As of September 30, 2023, the Company’s properties were leased primarily to a single tenant, the USPS. For the nine months ended September 30, 2023, approximately 13.5% of the Company’s total rental income, or $6.0 million, was concentrated in Pennsylvania. For the nine months ended September 30, 2022, approximately 15.4% of the Company's total rental income, or $5.6 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
Earnings per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of September 30, 2023 and 2022, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the nine months ended September 30, 2023. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(1)	Total (2)
2023
March 31, 2023	(3)	39	$2,802	$14,271	$152	$1,134	$43	$(826)	$—	$17,576
June 30, 2023	(4)	39	$3,241	$12,054	$117	$1,066	$24	$(483)	$—	$16,019
September 30, 2023	(5)	70	$4,916	$19,282	$182	$1,709	$58	$(983)	$(342)	$24,822
Total		148	$10,959	$45,607	$451	$3,909	$125	$(2,292)	$(342)	$58,417
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases with purchase options on two properties during the three months ended September 30, 2023 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
(2)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2023, $0.2 million for the three months ended June 30, 2023 and $0.7 million for the three months ended September 30, 2023.
(3)Includes the acquisition of 39 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $17.6 million, including closing costs.
(4)Includes the acquisition of 39 properties in various states in individual or portfolio transactions for a price of approximately $16.0 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $0.5 million using the share price of Class A common stock on the date of each issuance of such OP units) and cash consideration.
(5)Includes the acquisition of 70 properties in various states in individual or portfolio transactions for a price of approximately $24.8 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $2.8 million using the share price of Class A common stock on the date of each issuance of such OP units) and cash consideration.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
September 30, 2023:
In-place lease intangibles	$43,983	$(29,670)	$14,313
Above-market leases	681	(280)	401
Below-market leases	(21,369)	9,155	(12,214)

December 31, 2022:
In-place lease intangibles	$40,074	$(24,387)	$15,687
Above-market leases	556	(157)	399
Below-market leases	(19,077)	7,256	(11,821)
Amortization of in-place lease intangibles was $1.7 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $5.2 million for the three and nine months ended September 30, 2022, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above-market leases was $0.04 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, and $0.02 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below-market leases was $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2023-Remaining	$1,738	$51	$(658)
2024	5,707	148	(2,343)
2025	3,561	96	(1,699)
2026	2,083	73	(1,369)
2027	845	22	(1,066)
Thereafter	379	11	(5,079)
Total	$14,313	$401	$(12,214)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Outstanding Balance as of September 30, 2023	Outstanding Balance as of December 31, 2022	Interest Rate at September 30, 2023	Maturity Date
Revolving Credit Facility(1)	$—	$—	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	75,000	50,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	125,000	115,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	320	333	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	194	282	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Total Principal	232,992	198,093
Unamortized deferred financing costs	(1,451)	(1,431)
Total Debt	$231,541	$196,662
Explanatory Notes:
(1)On August 9, 2021, the Company entered into the Credit Facilities, which included the $150.0 million Revolving Credit Facility and the $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, the Company amended the Credit Facilities to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the London Interbank Offered Rate with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. On December 6, 2022, the Company exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, the Company amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $25.0 million of term loan accordion under the 2021 Term Loan and, on a delayed-draw basis, $10.0 million of term loan accordion under the 2022 Term Loan (which was fully drawn down on September 27, 2023).
The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional $150.0 million under the Revolving Credit Facility, subject to customary terms and conditions. As of September 30, 2023, the accordion feature under the Term Loans has been fully exercised. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three and nine months ended September 30, 2023, the Company incurred $0.07 million and $0.2 million, respectively, and, during the three and nine months ended September 30, 2022, the Company incurred $0.06 million and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
$0.2 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of September 30, 2023, the Company was in compliance with all of the Credit Facilities’ debt covenants.
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
The weighted average maturity date for the Company's indebtedness as of September 30, 2023 and December 31, 2022 was approximately 4.6 years and 5.5 years, respectively.
The scheduled principal repayments of indebtedness as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,	Amount
2023 - Remaining	$4
2024	112
2025	118
2026	635
2027	75,771
Thereafter	156,352
Total	$232,992

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 6. Derivatives and Hedging Activities

As of September 30, 2023, the Company had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage its interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate (1)	Effective Date	Maturity Date
$50,000	2.27%	May 2022	January 2027
$25,000	4.217%	May 2022	February 2028
$25,000	4.217%	May 2022	February 2028
$25,000	4.79%	July 2022	February 2028
$40,000	4.932%	December 2022	February 2028
$25,000	5.736%	July 2023	January 2027
$10,000	6.049%	September 2023	February 2028

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $5.1 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2023	2022	2023	2022
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$3,345	$5,397	$5,897	$8,198
Amount of income (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$1,275	$45	$3,265	$(169)

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $2.6 million and $7.3 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $3.9 million for the three and nine months ended September 30, 2022, respectively.
Note 7. Leases
Lessor Accounting
As of September 30, 2023, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of September 30, 2023 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed payments	$13,299	$11,435	$38,703	$31,581
Variable payments	2,139	1,746	5,996	5,084
	$15,438	$13,181	$44,699	$36,665
Future minimum lease payments to be received as of September 30, 2023 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)(3)
2023 - Remaining	$12,148
2024	46,309
2025	39,645
2026	31,298
2027	17,646
Thereafter	17,101
Total	$164,147
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of September 30, 2023, the leases at 51 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)In August 2023, the Company received notice from the USPS to terminate the lease for one property effective in February 2024.
Purchase Option Provisions

As of September 30, 2023, operating leases for 72 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of September 30, 2023, 68 of these properties had an aggregate carrying value of approximately $53.3 million with an aggregate purchase option price of approximately $66.6 million and the remaining four properties had an aggregate carrying value of approximately $2.9 million with purchase options exercisable at fair market value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Investment in Financing Leases, Net
As of September 30, 2023 and December 31, 2022, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of September 30, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	As of September 30, 2023	As of December 31, 2022

Total minimum lease payment receivable	$32,362	$33,215
Less: unearned income	(16,300)	(17,085)
Investment in financing leases, net	$16,062	$16,130

Revenue earned under direct financing leases for the three and nine months ended September 30, 2023 were $0.3 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2022 were $0.3 million and $0.8 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of September 30, 2023 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2023 – Remaining	$284
2024	1,137
2025	1,137
2026	1,137
2027	1,137
Thereafter	27,530
Total	$32,362
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of September 30, 2023, these leases had remaining terms, including renewal options, of less than a year to 55 years and a weighted average remaining lease term of 21.9 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expense and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
ROU asset – operating leases	$857	$1,010
Lease liability – operating leases	$863	$1,014
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
Operating lease expense for each of the three and nine months ended September 30, 2023 was $0.05 million and $0.2 million, respectively, and for the three and nine months ended September 30, 2022 was $0.06 million and $0.2 million, respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2023 for the next five years and thereafter are as follows (in thousands):

2023 — Remaining	$63
2024	121
2025	46
2026	43
2027	43
Thereafter	1,387
Total future minimum lease payments	1,703
Interest discount	(840)
Total	$863
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three and nine months ended September 30, 2023, income tax expense related to REAC was $0.02 million and $0.05 million, respectively. For the three and nine months ended September 30, 2022, income tax (benefit) expense related to REAC was $(0.02) million and $0.01 million, respectively.
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
As of December 31, 2022, the Company had remaining unrecognized tax benefits of $0.02 million, which were inclusive of interest and penalties, and a corresponding indemnification asset, which were included in "Prepaid expenses and other assets, net" on the Consolidated Balance Sheets. During the nine months ended September 30, 2023, the Company reversed the remaining $0.02 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.4 million and $1.0 million for the three and nine months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.4 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for each of the three and nine months ended September 30, 2023 and 2022 were $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$1,166	$931	$2,526	$2,479
Less: Income attributable to participating securities	(361)	(252)	(1,013)	(723)
Numerator for earnings per share — basic and diluted	$805	$679	$1,513	$1,756

Denominator for earnings per share – basic and diluted (1)	20,277,417	18,554,578	19,712,504	18,467,581
Basic and diluted earnings per share	$0.04	$0.04	$0.08	$0.10
Explanatory Note:
(1) Diluted EPS reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted shares and RSUs issued under the Company’s 2019 Equity Incentive Plan (the “Plan”) (See Note 11. Stockholders’ Equity) and the impact of the Company's forward sale agreements. The effect of such shares and RSUs would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the periods presented in the table above. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in these unaudited Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted EPS.
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million.
The following table summarizes the activity under the ATM Program for the period presented (dollars in thousands, except per share amounts). During the three and nine months ended September 30, 2023, 1,114,997 shares and 1,435,304 shares were issued under the ATM program, respectively. During the three and nine months ended September 30, 2022, 227,473 shares were issued under the ATM program. As of September 30, 2023, the Company had approximately $117.3 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issued(1)	1,114,997	227,473	1,435,304	227,473
Gross proceeds	$16,744	$3,730	$21,568	$3,730
Fees, issuance and other costs	(555)	(223)	(826)	(223)
Net proceeds received	$16,189	$3,507	$20,742	$3,507
Average gross sales price per share	$15.02	$16.40	$15.03	$16.40
Explanatory Note:
(1)Includes 600,000 shares that were issued in September 2023 in settlement of forward sales transactions that were entered into by the Company in July 2023. Additionally, as of September 30, 2023, the Company had an additional 198,847 shares of forward sales transactions that had yet been settled. On October 11, 2023, the remaining 198,847 shares were settled for net proceeds of approximately $2.9 million.
The Company did not receive any proceeds from the sale of shares at the time when it entered into the forward sales transactions under the ATM Program. The Company determined that such forward sales transactions met the criteria for equity classification and, therefore, were exempt from derivative accounting. The Company recorded the forward sales transactions at fair value at inception, which was determined to be zero. Subsequent changes to fair value are not required under equity classification.
Dividends
During the three and nine months ended September 30, 2023, the Company's Board of Directors approved and the Company declared and paid dividends of $6.1 million and $17.9 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2375 per share or unit and $0.713 per share or unit, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 1, 2023	February 15, 2023	February 28, 2023	$0.2375
April 24, 2023	May 5, 2023	May 31, 2023	$0.2375
July 26, 2023	August 7, 2023	August 31, 2023	$0.2375
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or in lieu of their cash compensation. During the nine months ended September 30, 2023, the Company issued 143,288 LTIP Units to the Company’s CEO for his 2022 incentive bonus, his election to defer 100% of his 2023 annual salary and for long term incentive compensation, 75,489 LTIP Units to the Company’s president for his 2022 incentive bonus and his election to defer 50% of his 2023 annual salary, 57,057 LTIP Units to the Company's Chief Financial

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Officer for his 2022 incentive bonus and for long term incentive compensation, 40,635 LTIP Units in June 2023 to the Board of Directors for their annual retainers as compensation for their services as directors, 25,510 LTIP Units to an employee for his 2022 incentive bonus, his election to defer a portion of his 2023 annual salary and for long term incentive compensation and 8,447 LTIP Units to a consultant under the consultancy agreement with the Company.
As of September 30, 2023 and December 31, 2022, non-controlling interests consisted of 3,936,516 OP Units and 887,294 LTIP Units and 4,133,619 OP Units and 536,868 LTIP Units, respectively. This represented approximately 18.2% and 19.2% of the outstanding Operating Partnership units as of September 30, 2023 and December 31, 2022, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the nine months ended September 30, 2023, 402,433 OP Units were redeemed for 402,433 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. During the nine months ended September 30, 2023, 37,500 OP Units were also redeemed for cash for the total amount of $0.6 million.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of September 30, 2023, the remaining shares available under the Plan for future issuance was 1,025,868. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of September 30, 2023 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2023	449,076	536,868	229,500	1,215,444	$16.12
Granted	131,171	350,426	120,909	602,506	$15.53
Vesting of restricted shares and RSUs(5)	(56,940)	—	(27,456)	(84,396)	$12.17
Forfeited	(5,169)	—	(11,216)	(16,385)	$8.58
Outstanding, as of September 30, 2023	518,138	887,294	311,737	1,717,169	$16.18
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
(3)Includes 143,288 LTIP Units granted to the Company’s CEO, 75,489 LTIP Units granted to the Company’s president and 57,057 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also includes 25,510 LTIP Units granted to an employee of the Company, a portion of which will vest on December 31, 2023 with the remaining to vest over three years or cliff vest at the end of eight years, 40,635 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 8,446 LTIP Units granted to a consultant under the consultancy agreement with the Company, with 3,304 of such units vested on June 30, 2023 and 5,143 remaining to vest on June 30, 2024.
(4)Includes 63,512 RSUs granted to certain officers and employees of the Company during the nine months ended September 30, 2023, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2025. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 46,258 time-based RSUs issued for 2022 incentive bonuses to certain employees that vested fully on January 31, 2023, the date of grant, and 11,138 time-based RSUs granted to certain employees for their election to defer a portion of their 2023 salary that will vest on December 31, 2023. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
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
During the three and nine months ended September 30, 2023, the Company recognized compensation expense of $1.2 million and $4.1 million, respectively, in “General and administrative expenses” and $0.1 million and $0.5 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards. During the three and nine months ended September 30, 2022, the Company recognized compensation expense of $1.0 million and $3.4 million, respectively, in “General and administrative expenses” and $0.1 million and $0.4 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards.
As of September 30, 2023, there was $16.4 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.1 years.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of September 30, 2023 and December 31, 2022, 44,520 and 29,710 shares have been issued under the ESPP since commencement, respectively. During the three and nine months ended September 30, 2023, the Company recognized compensation expense of $0.01 million and $0.03 million, respectively, related to the ESPP. During the three and nine months ended September 30, 2022, the Company recognized compensation expense of $0.02 million and $0.03 million, respectively, related to the ESPP.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 12. Commitments and Contingencies
As of September 30, 2023, the Company was not involved in any litigation nor to its knowledge is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 14. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to September 30, 2023:
The Company's Board of Directors approved, and on October 23, 2023, the Company declared a third quarter common stock dividend of $0.2375 per share, which is payable on November 30, 2023 to stockholders of record as of November 1, 2023.
As of October 30, 2023, the Company had $200.0 million drawn on the Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and no amount drawn on the Revolving Credit Facility.
As of October 30, 2023 and during the period subsequent to September 30, 2023, the Company acquired six leased properties for approximately $1.9 million, excluding closing costs.
As of October 30, 2023 and during the period subsequent to September 30, 2023, the Company had entered into definitive agreements to acquire 19 properties for approximately $5.3 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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

•fluctuations in interest rates and increased operating costs, repair and maintenance expenses and capital expenditures;
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the nine months ended September 30, 2023, we acquired 148 properties leased to the USPS for approximately $58.4 million, including closing costs. As of September 30, 2023, our portfolio consists of 1,434 owned properties, located in 49 states and one territory and comprising approximately 5.7 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of October 30, 2023, we owned approximately 81.9% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements for our at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. During the nine months ended September 30, 2023, 1,435,304 shares were issued under the ATM Program (including 600,000 shares that were issued in September 2023 in settlement of forward sales transactions that we entered into in July 2023). As of September 30, 2023, we had an additional 198,847 shares of forward sales transactions that had yet been settled. On October 11, 2023, the remaining 198,847 shares were settled for net proceeds of approximately $2.9 million. As of September 30, 2023, we had approximately $117.3 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of September 30, 2023, we owned a portfolio of 1,434 properties located in 49 states and one territory and leased primarily to the USPS. For the nine months ended September 30, 2023, approximately 13.5% of our total rental income was concentrated in Pennsylvania.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of September 30, 2023, properties leased to our tenants had an average remaining lease term of approximately 3.2 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include but are not limited to: the cost of periodic repair, age and durability of our properties, renovation costs, the cost of re-leasing space, inflation and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and the related property operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.
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

Lease Renewal

As of October 30, 2023, the leases at 60 of our properties, representing approximately 522,000 net leasable interior square feet, were expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022

	For the Three Months Ended September 30,
(Amounts in thousands)	2023	2022	$ Change	% Change
Revenues
Rental income	$15,438	$13,181	$2,257	17.1%
Fee and other	668	594	74	12.5%
Total revenues	16,106	13,775	2,331	16.9%

Operating expenses
Real estate taxes	2,089	1,836	253	13.8%
Property operating expenses	1,917	1,346	571	42.4%
General and administrative	3,352	3,040	312	10.3%
Depreciation and amortization	4,919	4,637	282	6.1%
Total operating expenses	12,277	10,859	1,418	13.1%

Income from operations	3,829	2,916	913	31.3%

Other income	246	44	202	459.1%

Interest expense, net
Contractual interest expense	(2,446)	(1,670)	(776)	46.5%
Write-off and amortization of deferred financing fees	(174)	(156)	(18)	11.5%
Total interest expense, net	(2,620)	(1,826)	(794)	43.5%

Income before income tax (expense) benefit	1,455	1,134	321	28.3%
Income tax (expense) benefit	(19)	16	(35)	(218.8)%
Net income	$1,436	$1,150	$286	24.9%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $2.3 million to $15.4 million for the three months ended September 30, 2023 from $13.2 million for the three months ended September 30, 2022, primarily due to the volume of our acquisitions.
Fee and other – Fee and other revenue increased by $0.1 million to $0.7 million for the three months ended September 30, 2023 from $0.6 million for the three months ended September 30, 2022, primarily due to income received from advisory services and an increase in management fees.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.3 million to $2.1 million for the three months ended September 30, 2023 from $1.8 million for the three months ended September 30, 2022, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.6 million to $1.9 million for the three months ended September 30, 2023 from $1.3 million for the three months ended September 30, 2022. Property management expenses are included within property operating expenses and increased by $0.1 million to $0.6 million for the three months ended September 30, 2023 from $0.5 million for the three months ended September 30, 2022. The increase in property operating expenses of $0.5 million was related to an increase in repairs and maintenance.
General and administrative – General and administrative expenses increased by $0.3 million to $3.4 million for the three months ended September 30, 2023 from $3.0 million for the three months ended September 30, 2022, primarily due to expanding our staff, an increase in information technology related costs as a result of our continued growth and an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2022 and 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $0.3 million to $4.9 million for the three months ended September 30, 2023 from $4.6 million for three months ended September 30, 2022, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income increased by $0.2 million to $0.2 million for the three months ended September 30, 2023 from $0.04 million for the three months ended September 30, 2022, primarily due to an increase in property related insurance recoveries.
Total Interest Expense, Net
During the three months ended September 30, 2023, we incurred total interest expense, net of $2.6 million compared to $1.8 million for the three months ended September 30, 2022. The increase in interest expense is primarily related to additional borrowings under the Credit Facilities and increased interest rates.

Comparison of the Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Rental income	$44,699	$36,665	$8,034	21.9%
Fee and other	2,012	1,765	247	14.0%
Total revenues	46,711	38,430	8,281	21.5%

Operating expenses
Real estate taxes	6,101	5,131	970	18.9%
Property operating expenses	4,955	4,106	849	20.7%
General and administrative	11,121	9,990	1,131	11.3%
Depreciation and amortization	14,537	12,966	1,571	12.1%
Total operating expenses	36,714	32,193	4,521	14.0%

Income from operations	9,997	6,237	3,760	60.3%

Other income	485	718	(233)	(32.5)%

Interest expense, net
Contractual interest expense	(6,793)	(3,467)	(3,326)	95.9%
Write-off and amortization of deferred financing fees	(504)	(440)	(64)	14.5%
Interest income	1	1	—	—%
Total interest expense, net	(7,296)	(3,906)	(3,390)	86.8%

Income before income tax expense	3,186	3,049	137	4.5%
Income tax expense	(56)	(13)	(43)	330.8%
Net income	$3,130	$3,036	$94	3.1%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $8.0 million to $44.7 million for the nine months ended September 30, 2023 from $36.7 million for the nine months ended September 30, 2022, primarily due to the volume of our acquisitions.
Fee and other – Other revenue increased by $0.2 million to $2.0 million for the nine months ended September 30, 2023 from $1.8 million for the nine months ended September 30, 2022, primarily due to income received from properties accounted for as financing leases, income received from advisory services and an increase in management fees.
Operating Expense
Real estate taxes – Real estate taxes increased by $1.0 million to $6.1 million for the nine months ended September 30, 2023 from $5.1 million for the nine months ended September 30, 2022, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.8 million to $5.0 million for the nine months ended September 30, 2023 from $4.1 million for the nine months ended September 30, 2022. Property management expenses are included within property operating expenses and increased by $0.3 million to $1.9 million for the nine months ended September 30, 2023 from $1.6 million for the nine months ended September 30, 2022. The remainder of the increase of $0.5 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $1.1 million to $11.1 million for the nine months ended September 30, 2023 from $10.0 million for the nine months ended September 30, 2022 primarily due to expanding our staff, an increase in information technology related costs as a result of our continued growth and an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2022 and 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $1.6 million to $14.5 million for the nine months ended September 30, 2023 from $13.0 million for the nine months ended September 30, 2022, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.2 million to $0.5 million for the nine months ended September 30, 2023 from $0.7 million for the nine months ended September 30, 2022, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the nine months ended September 30, 2023, we incurred total interest expense, net of $7.3 million compared to $3.9 million for the nine months ended September 30, 2022. The increase in interest expense is primarily related due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Nine Months Ended September 30, 2023 and the Nine Months Ended September 30, 2022
We had $2.5 million of cash and $0.4 million of escrows and reserves as of September 30, 2023 compared to $4.6 million of cash and $0.3 million of escrows and reserves as of September 30, 2022.

Cash flows from operating activities – Net cash provided by operating activities increased by $2.8 million to $21.3 million for the nine months ended September 30, 2023 compared to $18.6 million for the same period in 2022. The increase is primarily due to the volume our acquisitions, all of which have generated additional rental income and related changes in working capital.

Cash flows to investing activities – Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $54.9 million of acquisitions and $2.4 million of escrow deposits for acquisition and construction, capital improvements and other investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of $96.4 million of acquisitions and $4.1 million of escrow deposits for acquisition and construction, capital improvements and other investing activities, offset by $0.6 million of insurance proceeds that were received.

Cash flows from financing activities – Net cash provided by financing activities decreased by $42.9 million to $36.4 million for the nine months ended September 30, 2023 compared to $79.3 million for the nine months ended September 30, 2022. The decrease was primarily related to less proceeds received on the Credit Facilities and an increase in dividends and distributions. This is offset by an increase in net proceeds received from issuance of shares in 2023.
Liquidity and Capital Resources
We had approximately $2.5 million of cash and $0.4 million of escrows and reserves as of September 30, 2023.

Revolving Credit Facility and Term Loans

On August 9, 2021, we entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we exercised $40.0 million of accordion feature under the 2022 Term Loan. On July 24, 2023, we entered into the Second Amendment and further exercised $25.0 million of term loan accordion under the 2021 Term Loan and, on a delayed-draw basis, $10.0 million of term loan accordion under the 2022 Term Loan (which was fully drawn down on September 27, 2023).

As of September 30, 2023, we had $200.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and no amount drawn on the Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of September 30, 2023, we were in compliance with all of the Credit Facilities’ debt covenants.

As of September 30, 2023, we had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
Capital Resources and Financing Strategy
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facilities and the potential issuance of securities. We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time, including through our $150.0 million ATM Program.
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
Consolidated Indebtedness
As of September 30, 2023, we had approximately $233.0 million of outstanding consolidated principal indebtedness. The following table sets forth information as of September 30, 2023 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of September 30, 2023	Interest Rate at September 30, 2023	Maturity Date
Revolving Credit Facility(1)	$—	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	75,000	SOFR+143 bps(2)	January 2027
2022 Term Loan (1)	125,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	320	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	194	6.00%	January 2025
AIG (7)	30,225	2.80%	January 2031
Total Principal	$232,992
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three and nine months ended September 30, 2023, we incurred $0.07 million and $0.2 million, respectively, of unused facility fees related to the Revolving Credit Facility.
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
Secured Borrowings as of September 30, 2023
As of September 30, 2023, we had approximately $33.0 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.89% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and nine months ended September 30, 2023, we paid cash dividends of $0.2375 and $0.713 per share, respectively. Our Board of Directors approved, and on October 23, 2023, we declared a third quarter common stock dividend of $0.2375 per share, which will be paid on November 30, 2023 to stockholders of record as of November 1, 2023.
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
Subsequent Real Estate Acquisitions
As of October 30, 2023 and during the period subsequent to September 30, 2023, we have acquired six properties in individual or portfolio transactions for an aggregate of approximately $1.9 million, excluding closing costs.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of September 30, 2023, our indebtedness was approximately $233.0 million, consisting of approximately $200.0 million of variable-rate debt and approximately $33.0 million of fixed-rate debt. Of the $200.0 million variable-rate debt, $75.0 million related to the 2021 Term Loan and $125.0 million related to the 2022 Term Loan as of September 30, 2023, which had all been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of September 30, 2023, none of our indebtedness was variable-rate debt as the entire Revolving Credit Facility was undrawn.

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
3.1
Amended and Restated Bylaws of Postal Realty Trust, Inc., effective as of August 4, 2023 (incorporated by reference to Exhibit 3.1 to Postal Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.1
Second Amendment to Credit Agreement, dated July 24, 2023, by and among Postal Realty LP, Postal Realty Trust, Inc., the certain subsidiaries from time to time party thereto as guarantors, and Bank of Montreal, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Postal Realty Trust, Inc.’s Current Report on Form 8-K filed on July 26, 2023).

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

POSTAL REALTY TRUST, INC.

Date: October 30, 2023	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)