Form 10-K
period 2023-12-31
Postal Realty Trust, Inc.
filed 2024-02-29
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $275.9 million, based on the closing sales price of $14.71 per share as reported on the New York Stock Exchange.
As of February 29, 2024, the registrant had 22,511,828 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
•defaults on, early terminations of or non-renewal of leases or actual, potential or threatened relocation, closure or consolidation of postal offices or delivery routes by the USPS;
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
iii

PART I
ITEM 1. BUSINESS
General
We are an internally managed REIT with a focus on acquiring and managing properties leased primarily to the USPS, ranging from last-mile post offices to industrial facilities. We believe that we are the largest owner and manager, measured by net leasable square footage, of properties that are leased to the USPS.
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
We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of December 31, 2023, we owned approximately 80.7% of the outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
Real Estate Investments
As of December 31, 2023, we had net investments of approximately $528.8 million in 1,509 real estate properties (including two properties accounted for as financing leases). The properties are located in 49 states and one territory, totaling approximately 5.9 million net leasable interior square feet in the aggregate and were 99.7% occupied as of December 31, 2023 with a weighted average remaining lease term of approximately three years. As of December 31, 2023, we manage, through our taxable REIT subsidiary ("TRS"), an additional 397 properties owned by our chief executive officer, Andrew Spodek, and his affiliates. We have a right of first offer to purchase 250 of our 397 managed properties.
The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, certain maintenance obligations and reimbursement of property taxes and the landlord is responsible for insurance, roof and structure. We believe this structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our shareholders. We may also sell assets from time to time to recycle capital.
2023 Highlights
•We collected 100% of our contractual rents and our owned portfolio was 99.7% occupied as of December 31, 2023.
•We acquired 223 properties leased primarily to the USPS totaling approximately 532,000 net leasable interior square feet, for approximately $78 million, excluding closing costs, during 2023.
•We amended our existing Credit Facilities (as defined below) in July 2023 to, among other things, add a daily simple Secured Overnight Financing Rate ("SOFR") based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $35.0 million of accordion under the term loans. We also entered into two interest rate swaps in 2023 with a total notional amount of $35.0 million to manage our interest rate risks under the Credit Facilities.
•We issued 1,861,407 shares of Class A common stock under our at-the-market equity offering program (the "ATM Program") during 2023, raising approximately $27.8 million in gross proceeds. In August 2023, we also amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million.

Dividends
•We have increased our quarterly dividend from $0.2375 for the fourth quarter 2022 dividend to $0.24 for the fourth quarter 2023 dividend. Our dividend per share has increased every year since our IPO. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.
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
Human Capital Resource Management
As of December 31, 2023, we employed 46 full-time employees. Our employees are primarily located at our corporate office in Cedarhurst, New York. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory. As of December 31, 2023, 26% of our employees, 19% of our named executive officers and key employees (defined as all employees with a title of vice president and higher) and 20% of the members of our Board of Directors were female and 35% of our employees identified as a member of an ethnic and/or racial minority group.
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
We maintain both cash- and equity-based compensation programs designed to attract, retain and motivate our employees. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. We offer a comprehensive benefits program as well as a 401(k) program, flexible spending accounts, income protection through our sick pay and long-term disability policies, paid vacation, paid parental leave and holiday and personal days to balance work and personal life. In addition to our benefits program, we offer a number of work life enhancements at our corporate headquarters, including, but not limited to, healthy snacks and ergonomic workstations. We encourage our employees to take advantage of various internal training opportunities and those provided by outside service providers to the extent these are business related. All corporate employees, including members of our management team, receive periodic training about our business, the Company’s structure and the important laws and policies that affect the Company. In addition, many of our employees hold professional licenses and we encourage them to attend, and reimburse them for, qualified ongoing continuing professional education. We also provide all of our employees with biannual performance and career development reviews.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, as a current or former owner of real property, we may be liable for costs of the removal or remediation of certain hazardous substances, waste or petroleum products at, on, in or under the properties that we own, including costs for investigation or remediation, natural resource damages or third-party liability for personal injury or property damage. These laws often impose liability without regard to fault including whether the owner or operator knew of, or were responsible for, the presence or release of such materials and, therefore, it is possible that we could incur these costs even after we sell some of the properties. Some of our properties have been, or may in the future be, impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property.
Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of our properties, which could materially and adversely affect us. We maintain an insurance policy for environmental liabilities at all of our properties. However, any potential or existing environmental contamination liabilities may be in excess of the coverage limits of, or not covered by, such insurance policy. We may also not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio or the properties that we acquire in the future. As a result, we could potentially incur material liability for these issues.
In addition, some of our buildings contain, or at one time contained, lead-based paint, asbestos containing materials, underground storage tanks used to store petroleum products or other potentially hazardous or toxic substances, which could lead to liability for adverse health effects or property damage or costs for remediation. Some of our properties have also at one time developed and may in future develop harmful mold or other indoor air quality issues. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to lead, asbestos or airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of lead, asbestos, underground storage tanks, mold or other airborne contaminants or other potentially hazardous or toxic substances at any of our properties could require us to undertake a costly remediation program to contain or remove such contaminants from the affected property. In addition, the presence of potentially hazardous or toxic substances could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.
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
Risks Related to Our Business and Operations
•We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
•Our acquisitions may not achieve the returns we expect.
•Concentration of our postal properties in certain regions.
•We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire.
•We may incur significant maintenance, repair and capital expenses under our leases.
•Property vacancies could result in significant capital expenditures and illiquidity.
•As of February 29, 2024, the leases at 91 of our properties were expired.
•Our use of OP Units as consideration to acquire properties.
•Commercial real estate investments may be illiquid.
•An increase in the amount of USPS or U.S. government-owned real estate may adversely affect us.
•Our real estate taxes for properties where we are not reimbursed could increase.
•We may be exposed to risks associated with property development and redevelopment.
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
•Insurance on our properties may not adequately cover all losses.
•Risks associated with potential joint venture investments.
•Competition for skilled personnel could increase our labor costs.
•Our growth depends on external sources of capital.
•We could incur significant costs and liabilities related to environmental matters.
•Our properties may contain or develop harmful mold or suffer from other air quality issues.
•We are subject to risks from natural disasters and risks associated with climate change.
•Our properties may be subject to impairment charges or reduction in value.
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
•Our ability to pay dividends in the future.
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

•We could increase our equity issuance without stockholder approval.
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
•There are uncertainties relating to the estimate of the accumulated earnings and profits attributable to United Postal Holdings, Inc. ("UPH").
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
•We could be adversely impacted if there are deficiencies in our disclosure controls or internal controls.
•Future offerings of equity securities may adversely affect the market price of our Class A common stock.
•The market price of our Class A common stock may be volatile and may decline.
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
Substantially all of our revenue come from properties leased to the USPS. Any significant decrease in the demand for leased postal properties could have a material adverse effect on our business. The number of postal locations nationwide has been decreasing over the prior decade. Additionally, on March 23, 2021, the USPS released the Delivering for America: Our Vision and Ten-Year Plan to Achieve Financial Sustainability and Service Excellence (the “Ten-Year Plan”), which includes evaluating the facility consolidations that were deferred in 2015 and potentially consolidating the facilities that remain underutilized. The USPS has begun to undertake, and proposes to further undertake, a number of operational reforms and cost reduction measures under the Ten-Year Plan and other USPS initiatives, such as higher rates, slower deliveries for certain services, formation of large sorting and delivery centers and closure, relocation or consolidation of certain facilities and delivery routes. Consolidation of our postal properties or delivery routes attached to our postal properties under the Ten-Year Plan or other USPS initiatives may lead to the USPS vacating or declining to renew leases on such properties and materially adversely affect our operations. As part of its larger, multi-phased plan, the USPS has included a number of our properties on lists identifying postal facilities under consideration to relocate delivery routes into larger sorting and delivery centers. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any properties related to route relocations. Further reductions in the number of postal properties or downsizing of operations in existing postal properties under the Ten-Year Plan or other USPS initiatives could result in entering into leases with the USPS in the future on less favorable terms than current leases, the failure of the USPS to renew leases or the termination by the USPS of existing leases for our properties, the decrease in value of the affected properties upon sale and the reduction of the number of acquisition opportunities available to us.
The level of demand for postal properties may also be impacted by a variety of factors outside of our control, including changes in U.S. federal government and USPS policies or funding, changes in population density, the health and sustainability of local, regional and national economies, the existence of epidemics and pandemics, such as the COVID-19 pandemic, changes in demand for the products and services of the USPS by its customers and the changing demands and uses of the USPS itself for postal properties. Moreover, technological innovations, such as autonomous delivery devices, may decrease the need for hand delivery or in-person pick up, thereby decreasing the demand for retail post offices or other postal properties. In addition, package delivery service providers, such as FedEx, Amazon, UPS and DHL, began implementing autonomous delivery devices to assist retail companies with same-day and last-mile deliveries, in addition to significantly expanding their own last-mile delivery capabilities. The development, implementation and broad adoption of these devices may decrease the demand for postal services.
The USPS is facing legislative constraints that are hindering its ability to maintain adequate liquidity to sustain its current operations. If the USPS’ revenues decrease due to reduced demand for postal services, then the USPS may reduce its number of postal properties.
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

The USPS has significant outstanding debt obligations to the Federal Financing Bank (the “FFB”). Under the note purchase agreement between the USPS and the FFB (the "NPA"), the USPS can issue short-term or long-term notes to the FFB and receive funds within two business days. If the FFB elects not to purchase the USPS' notes, the USPS would need to issue and sell such notes potentially in the public or private debt markets to other parties or seek financing through other means. The NPA will expire on September 30, 2025. There can be no assurance that the USPS will be able to extend the term of the NPA beyond expiration or, if the FFB declines to purchase the notes issued by the USPS, obtain alternative sources of financing on the terms or timing that it expects or at all. If the USPS is unable to extend the NPA beyond expiration, the USPS may not be able to refinance debt with the FFB in the future at comparable terms to those currently available.
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

In addition, the USPS' collective bargaining agreements include provisions for mandatory cost of living adjustments, which, in recent years coupled with continued impacts to consumer inflation, have resulted in significant increase in labor costs for the USPS. The USPS has also been exposed to rising commodity prices, primarily for diesel fuel, unleaded gasoline, and aircraft fuel for transportation of mail and natural gas and heating oil for its facilities.

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
The USPS has a wide variety of stakeholders whose interests and needs are sometimes in conflict. The USPS operates as an independent establishment of the executive branch of the U.S. government and, as a result, is subject to a variety of regulations and other limitations applicable to federal agencies. The USPS is constrained by laws and regulations that restrict revenue sources and mandate certain expenses. The ability of the USPS to raise rates for its products and services and sell new products and services in new or existing markets is subject to the regulatory oversight and approval of the PRC. However, the USPS' costs are not similarly constrained or capped. A large portion of the USPS' cost structure cannot be altered expeditiously due to its universal service mission. Many of its employee costs, such as compensation and employee health benefit premiums, are subject to contractual arrangements. Other employee costs such as workers' compensation costs and retiree pension benefit amortization costs are mandated by law. Limitations on the USPS’ ability to take action could adversely affect its operating and financial results, and as a result, reduce demand for leasing postal properties.
Furthermore, a change in the structure, mission or leasing requirements of the USPS, a significant reduction in the USPS’ workforce, relocation of personnel resources, delivery routes or postal offices, other internal reorganization or a change in the delivery routes serviced by our properties could affect our lease renewal opportunities and have a material adverse effect on our business. In addition, any change in the U.S. federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization or outsourcing of all or a portion of the USPS business operations, may have a material adverse effect on our business.
The business and results of operations of the USPS are significantly affected by competition from both competitors in the delivery marketplace as well as substitute products and digital communication.
Failure of the USPS to compete effectively and operate efficiently, grow marketing mail and package delivery services and increase revenue and contribution from other sources will adversely impact the USPS’ financial condition and this adverse impact will become more substantial over time. The USPS’ marketplace competitors include both local and national providers of package delivery services. The USPS’ competitors have different cost structures and fewer regulatory restrictions and are able to offer differing services and pricing, which may hinder the USPS’ ability to remain competitive in these service areas. In addition, most of the USPS’ competitors have access to capital markets, which allows them greater flexibility in the financing and expansion of their business. Customer usage of postal services continues to shift to substitute products and digital communication. The use of e-mail and other forms of electronic communication have reduced first class mail volume, as have electronic billing and payment. Marketing mail continues to experience declines due to mailers’ growing use of digital advertising including digital mobile advertising and a cyclical decline in advertising spending due to economic pressures. The volume of periodicals services continues to decline as consumers increasingly use electronic media for news and information. Periodical advertising has also experienced a decline as a result of move to electronic media.

The growth in the USPS’ competitive service volumes, such as Priority Mail, Priority Mail Express, First-Class Package Service, Parcel Select, Parcel Return Service and some types of International Mail, is largely attributable to certain of the USPS’ largest customers, including UPS, FedEx and Amazon. In recent years, each of these customers has been significantly expanding its own delivery capability that enables it to divert volume away from the USPS over time. If these customers continue to divert significant volume away from the USPS, the growth in the USPS’ competitive service volumes may not continue, and there may be reduced demand for leasing postal properties by the USPS, which would have a material adverse effect on our business and operations.
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
Although we do not believe that bankruptcy protection under the United States bankruptcy code is available to the USPS, the law is unclear. If the USPS were to file for bankruptcy, we would become a creditor, but we may not be able to collect all or any of the pre-bankruptcy amounts owed to us by the USPS. In addition, if the USPS were to file for bankruptcy protection, it potentially could terminate its leases with us under federal law, in which event we would have a general unsecured claim against the USPS that would likely be worth less than the full amount owed to us for the remainder of the lease term. This would have a severe adverse effect on our business, financial condition and results of operations.
Implementation of the Ten-Year Plan proposed by the USPS could have a material adverse effect on our operations, financial position and results of operations.
The USPS has published its Ten-Year Plan to address the challenges of the shift from traditional letter-mail to package delivery, underperformance in processing, transportation, delivery and retail operations, failure to meet service performance standards and a perilous and worsening financial situation that has resulted in significant losses. The strategic initiatives are designed to reverse projected losses and to operate at a positive net income in the long term. The Ten-Year Plan includes realignment, procurement of new facilities, expansion of existing facilities and consolidation of underused facilities and delivery routes as well as modernization of retail lobbies to enable expanded digital, small, medium-sized business and government services, which could affect our operations if our postal properties are consolidated.
The USPS has recently begun to undertake a number of operational reforms and cost reduction measures under the Ten-Year Plan, such as higher rates, slower deliveries for certain services, formation of large sorting and delivery centers and closure, relocation or consolidation of certain facilities and delivery routes. The extent to which the implementation of this Ten-Year Plan will affect our business, liquidity, financial condition and results of operations will depend on numerous factors that we may not be able to accurately predict or assess. Portions of the Ten-Year Plan require Congressional approval, which we cannot predict at this time and there will be additional conversations with stakeholders about implementation and changes to the Ten-Year Plan. The USPS’ failure to implement the Ten-Year Plan or receive Congressional approval may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.
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
As a result of the proposed and executed operational, managerial and strategic changes within the USPS, including the Ten-Year Plan, the USPS is the focal point of significant public criticism and litigation. As of the date of this report, several lawsuits have been filed and remain pending against the USPS pertaining to operational change at the USPS, such as higher rates and slower deliveries for certain services. If, as a result of such criticism or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS. The USPS is also at risk of the adverse impact of another regional epidemic, global pandemic or other adverse public health developments in the future, such as those experienced during the COVID-19 pandemic, which could reduce demand for USPS properties and adversely affect our business, financial condition and results of operations.
Risks Related to Our Business and Operations
We may be unable to acquire and/or manage additional USPS-leased properties at competitive prices or at all.
A significant portion of our business plan is to acquire additional properties that are leased to the USPS. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to a variety of tenants or that are not leased when they are acquired. In addition, the current ownership of properties leased to the USPS is highly fragmented with the overwhelming majority of owners holding a single property. As a result, we have expended, and may in the future continue to expend, significant resources to source acquisition opportunities and complete our due diligence, underwriting and acquisition accounting process on many individual properties, thereby increasing our acquisition costs, lengthening the acquisition timeline and possibly reducing the amount that we are able to pay for a particular property. Agreements for the acquisitions of postal properties are also subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control and may not be satisfied. In this event, we may be unable to complete an acquisition after incurring significant acquisition-related costs. Accordingly, our plan to grow our business largely by acquiring additional properties that are leased to the USPS and managing properties leased to the USPS by third parties may not succeed.
We also face regular and significant competition for acquisition opportunities for properties leased to the USPS from other market participants, including private investment funds, individual investors and others, and, as a result, we may be unable to acquire a desired property at competitive price, or at all. This competition could also increase prices for properties we may pursue and adversely affect our profitability and impede our growth. In addition, because of our public profile as the only publicly traded REIT dedicated to USPS properties, our operations may generate new interest in USPS-leased properties from other REITs, real estate companies and other investors with more resources than we have that did not previously focus on investment opportunities with USPS-leased properties.
Our acquisitions may not achieve the returns we expect.
Our business has grown significantly through active acquisitions of postal properties. However, our acquisitions and our ability to successfully integrate and operate the acquired properties are subject to the following significant risks:
•we may acquire properties that are not accretive to our results upon acquisition;
•we may not successfully manage and lease newly acquired properties to meet our financial or strategic goals and realize the anticipated benefits;
•we may have to spend more than budgeted to make necessary improvements to acquired properties and we may underestimate the repair, maintenance and capital expenses for the acquired properties;
•we may not be able to obtain sufficient and economical insurance coverage for the acquired properties;
•our cash flows from the acquired properties may be insufficient to meet the required principal and interest payments on the property-level financing, if any;
•the integration of acquired properties into our existing portfolio may require significant expenses and time from our management team and may divert attention from other important areas of our business;

•changing market and regulatory conditions, particularly those associated with the USPS, may result in higher-than-expected vacancy rates and lower than expected rental rates on newly acquired properties; and
•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and liabilities incurred in the ordinary course of business.
If we cannot integrate and operate acquired properties to meet our financial or strategic goals, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.
We currently have a concentration of postal properties in certain regions and are exposed to changes in regional or local conditions in these states.
Our business may be adversely affected by regional or local conditions and events in the areas in which we operate, particularly in Pennsylvania, Wisconsin, Texas, California and North Carolina, where many of our postal properties are concentrated. Developments or conditions in these regions that may adversely affect our occupancy levels and renewals, our rental revenues, our funds from operations or the value of our properties include the following, among others:
•downturns in economic conditions;
•unforeseen events beyond our control, including, among others, natural disasters, terrorist attacks and travel related health concerns including pandemics and epidemics;
•possible reduction of the USPS workforce, relocation of postal offices or consolidation of delivery routes by the USPS; and
•economic conditions that could cause an increase in our operating expenses, insurance and routine maintenance.
We may be unable to renew leases or sell vacated properties on favorable terms, or at all, as leases expire, which could materially adversely affect us.
We cannot assure you that any leases will be renewed or that vacated properties will be sold on favorable terms, or at all. Some of our leases also provide the tenants with a right to vacate their space during a specified period before the stated terms of their leases expire. If they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, such event could have a material adverse effect on our business, financial condition and results of operations. As of the date of this report, the USPS has vacated two properties in our portfolio. For leases which include renewal options that specify a maximum rate, the renewal may result in below-market lease rates over time. In addition, when we renew leases with the USPS, we may have to spend substantial amounts for improvements and other inducements in order to renew such leases. If we are subject to below-market lease rates on a significant number of our properties, rental rates for our properties decrease, our existing tenants do not renew their leases or we do not sell vacated properties on favorable terms, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.
We may incur significant maintenance, repair and capital expenses under our leases.
Under some of our leases, we retain certain obligations with respect to the property, including, among other things, the responsibility for certain maintenance and repair obligations of the property and capital improvements such as roof or parking lot replacement, asbestos-related projects, replacement of heating or ventilation equipment and major structural improvements. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. In addition, risks beyond our control, such as weather, labor conditions, material shortages caused by supply chain disruptions or inflationary price increases for materials, could lead to cost overruns and untimely completion of projects, which could also damage our relationship with tenants. Meeting these obligations also require us to hire and maintain a sizable project management team and incur significant property management and administrative expenses, which may continue to grow as we acquire more properties, particularly those with landlord being responsible for certain maintenance and capital improvements. In addition, we may incur unexpected increase in maintenance, repair or capital expenses as tenants adjust their standards, requirements, demands and expectations for the operation of the leased properties, increase their inspection efforts and require certain upgrades or as we acquire more properties with landlord being responsible for certain maintenance and capital improvements. If we were to fail to meet these obligations, then the tenant could abate rent or terminate the applicable lease, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of February 29, 2024, the leases at 91 of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss.
As of February 29, 2024, the leases at 91 of our properties, representing approximately 631,000 net leasable interior square feet, were expired and the USPS is occupying such properties as a holdover tenant. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases in an expeditious manner on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.
Our use of OP Units as consideration to acquire properties could result in stockholder dilution and/or limit our ability to sell such properties.
We have acquired and may continue to acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties and increasing our tax compliance and other administrative expenses, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.
Illiquidity of commercial real estate could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
Our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions and conditions of the USPS may be limited. Certain types of real estate and in particular, postal properties, may have limited alternative uses and thus are relatively illiquid. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, if we dispose any property in transactions that are intended to qualify for federal income tax deferral as a “like-kind exchange” under Section 1031 of the Code, it is possible that such transaction could later be determined to have been taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to complete a 1031 exchange and therefore face adverse tax consequences.

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
In recent years, the USPS completed and also announced plans to further construct a significant number of new sorting and delivery and other facilities across the country. If there is a large increase in the amount of real estate constructed and owned by the USPS or other U.S. government agencies, the USPS may relocate from our properties to such USPS or U.S. government-owned facilities at the expiration of their respective leases. Similarly, it may become more difficult for us to renew our leases with the USPS when they expire or identify additional properties that are leased to the USPS in order to grow our portfolio.
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
We may be exposed to risks associated with property development and redevelopment.
We may engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations and new developments for our existing or prospective tenants and, as a result, will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:
•development costs that may be higher than anticipated;
•cost overruns and delays of construction;
•the availability of financing on favorable terms or at all;
•various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters;
•registration and filing requirements in connection with these developments in certain states and localities;
•the potential that we may expend funds on and devote management time to projects that we do not complete; and
•the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and development and renovation costs.
These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development and renovation activities, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to satisfy a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to satisfy the balloon payment. Such a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
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
Subject to maintaining our qualification as a REIT, we manage our market risk on variable rate debt through the use of interest rate swaps that fix the rate on all or a portion of our variable rate debt for varying periods up to maturity. See Note 6. Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements included herein for further details. In the future, we may use other derivative instruments such as interest cap agreements to, in effect, cap the interest rate on all or a portion of the debt for varying periods up to maturity. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during the recent period of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 815, Derivatives and Hedging.
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
We are, and may in the future be subject to, various claims, disputes and litigation, which may include existing claims relating to the entities that owned the properties previously, disputes during the acquisition process and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. In addition, with respect to any claims under our leases with the USPS, the procedures for settling such disputes with the USPS under the Contract Disputes Act of 1978 could be costly, time consuming and may divert the attention of management from other operations of our business. Specifically, the claim process first requires a contractor to file a claim with a USPS-assigned contracting officer. After the contracting officer has issued a final decision, the contractor may appeal such decision before the Postal Service Board of Contract Appeals or the U.S. Court of Federal Claims. The U.S. government could also institute condemnation proceedings against us and seek to take our property, or a leasehold interest therein, through its power of eminent domain, which may result in a costly and time consuming dispute with the government. We generally intend to vigorously defend ourselves or pursue our claims. However, we cannot be certain of the ultimate outcomes of any currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, legal expenses or settlements, which, if uninsured, or if the fines, judgments, and settlements and any related expenses exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Certain litigation or the resolution of certain litigation may adversely affect our relationship with tenants, vendors and other parties involved in the disputes and impact the availability or cost of some of our insurance coverage, which could materially adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.
In addition, assets that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future, we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. The total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties may also exceed our expectations, which may adversely affect our business, financial condition and results of operations.
Insurance on our properties may not adequately cover all losses and uninsured losses if we experience a substantial or comprehensive loss of such properties.
We carry commercial property, liability, environmental, earthquake and terrorism coverage on our properties in our portfolio, some of which are insured subject to limitations involving significant deductibles or co-payments and policy limits that may not be sufficient to cover losses. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, may also make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In those circumstances, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property and its generation of rental revenue. Certain types of losses, generally of a catastrophic nature, such as earthquakes, storms, hurricanes and floods, are often subject to material deductibles, may be uninsurable or are not economically insurable by us. In addition, in the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
In addition, if any one of insurance carriers or insurance programs that we work with were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at significant risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms, or at all.
Potential future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
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
Historically, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources on cost effective terms, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT. To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could also be adversely affected.
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
We generally obtain environmental assessments by independent environmental consultants at the time of acquisition of a property. If the consultant identifies any unexplained recognized environmental concerns, then the consultant may recommend further investigation, usually through specific invasive property tests. Invasive testing may or may not include air, soil, soil vapor or ground water sampling. Additionally, it may or may not include an asbestos and/or lead-based paint survey. These environmental assessments may not reveal all environmental risks that might have a materially adverse economic effect on our business, assets and results of operations or liquidity, and may not identify all potential environmental liabilities, and our portfolio environmental and any site-specific insurance policies may be insufficient to cover any such environmental costs and liabilities.
Some of our properties have been or may in the future be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination can arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio or at the properties we acquire. As a result, we could potentially incur material liability for these issues.
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
We are subject to risks from natural disasters and the risks associated with climate change.
Natural disasters and severe weather such as flooding, wildfires, earthquakes, tornadoes or hurricanes have resulted in the past and may in the future result in damages to our properties. Many of our properties are located in states like Oklahoma, Texas, Missouri, Louisiana and Florida that historically have experienced heightened risk for natural disasters like tornados and hurricanes. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. While we carry insurance to cover a substantial portion of the cost of such events, our insurance includes significant deductible amounts and certain items are not covered by insurance. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

We also are exposed to risks associated with inclement winter weather, particularly in the Northeast, Mid-Atlantic and Mid-West, including increased costs for the removal of snow and ice. Inclement weather also could increase the need for maintenance and repair of our properties.
Lastly, we cannot predict the rate at which climate change will progress. However, the effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in extreme and severe weather, including floods, hurricanes, severe winter storms and tornadoes and unpredictable weather patterns. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect adverse effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, maintenance, repair of water and/or wind damage, cost of snow removal or related costs at our properties or causing the USPS to relocate its postal offices to other locations. In recent years, a number of states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to severe weather or limit greenhouse gas emissions) and administrative expenses (such as the climate change disclosure rules proposed by the SEC) without a corresponding increase in revenue, which may result in adverse impacts to our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.
Our properties may be subject to impairment charges and we are subject to risks related to commercial real estate ownership that could reduce the value of our properties.
We will assess whether there are any indicators that the value of our properties may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we will consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis will consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We will be required to make subjective assessments as to whether there are impairments in the value of our properties. These assessments may be influenced by factors beyond our control, such as early vacating or relocation by a tenant or damage to properties due to flooding, earthquakes, tornadoes, hurricanes and other natural disasters, accidents, fire, civil unrest, terrorist acts or acts of war. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take impairment charges in the future related to the impairment of our properties. Any such impairment could have a material adverse effect on our business, financial condition and results of operations in the period in which the charge is taken.
In addition, our core business is the ownership of single-tenant commercial real estate. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, which include the inability to collect rents from tenants due to financial hardship, including bankruptcy; changes in local real estate conditions in the markets in which we operate; changes in consumer trends and preferences that affect the demand for products and services offered by our tenants; inability to lease or sell properties upon expiration or termination of existing leases; environmental risks, including the presence of hazardous or toxic substances or materials on our properties; the subjectivity of real estate valuations and changes in such valuations over time; the illiquid nature of real estate compared to most other financial assets; changes in laws and governmental regulations, including those governing real estate usage and zoning; changes in interest rates and the availability of financing; and changes in the general economic and business climate. The occurrence of any of these may cause the value of our real estate to decline, which could materially and adversely affect us.
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
Furthermore, our reputation and our tenants’ reputations are important to our business. Our reputation affects our ability to access capital, acquire additional properties and recruit and retain talented employees. Our tenants’ reputations affect their ability to continue to operate profitably and make payments under their lease agreements with us on time. There are numerous ways our reputation or our tenants’ reputation could be damaged. These include unethical behavior or misconduct, workplace safety incidents, environmental impact, corporate governance issues, data breaches or human rights records. We or our tenants may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our operating decisions or public policy positions. If our or our tenants’ reputation is damaged, it could adversely affect our business, results of operations, financial condition or ability to attract the most highly qualified employees.
We cannot assure shareholders of our ability to pay dividends in the future.
Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends and other distributions made by us will be authorized and determined by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and other factors described below. We cannot assure you that future dividends will be made or sustained or that our board of directors will not change our dividend policy in the future. Any dividends or other distributions that we pay in the future will depend upon our actual results of operations, economic conditions, debt service requirements, capital expenditures and other factors that could differ materially from our current expectations. We may also pay a portion of our dividends in common stock.

Risks Related to Our Organizational Structure
Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.
Mr. Spodek and his affiliates held approximately 9.4% of the combined voting power of our outstanding shares of common stock as of February 29, 2024. Pursuant to his ownership of Class A common stock and Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.
Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our company. Mr. Spodek owns a significant interest in our Operating Partnership as a limited partner and may have conflicts of interest in making decisions that affect both our stockholders and the limited partners of our Operating Partnership. In addition, certain of our executive officers and directors have outside business interests, including in the real estate industry. Their involvement in other businesses and real estate-related activities could divert their attention from our day-to-day operations and also create conflicts of interest in potential acquisitions or other business transactions.
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
As of February 29, 2024, Mr. Spodek and his affiliates owned approximately 37.5% of the outstanding OP Units (including LTIP Units) that are not owned by us and approximately 3.9% of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 10.6% beneficial economic interest in our Company on a fully diluted basis.
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
As of February 29, 2024, approximately 19.7% of the outstanding OP Units (including the LTIP Units) of our Operating Partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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

In recent years, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index. A sustained increase in inflation could have an adverse impact on our operating and general and administrative expenses, interest expense and real estate acquisition costs. Similarly, professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. During inflationary periods, these costs could increase at a rate higher than our rental revenue. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for postal services and therefore the demand for postal properties. Increased costs may also have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us. While certain of our leases contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Similarly, periodic rental increases through lease renewal may not adequately protect us from the impact of inflation. If our operating and other expenses are increasing faster than anticipated due to inflation, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio and result in the decline of the quoted trading price of our securities and market capitalization, as well as lower sales proceeds from future dispositions.
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
We face cybersecurity risks and risks associated with security breaches.
We face cybersecurity risks and risks associated with security breaches or disruptions, such as through physical or electronic break-ins, cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, delays or interruptions to our ability to meet tenant needs, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation, inability to access or rely upon critical business records and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees and contractors to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Additionally, we rely on third-party service providers in our conduct of day-to-day property management, leasing and other activities at our properties and we can provide no assurance that the networks and systems that our third-party vendors have established or used will be effective.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our various corporate information technology, accounting and financial reporting platforms, enterprise applications and related systems (our “Information Systems”) are necessary for our business. We use these systems, among others, to manage key aspects of our business, including relationships with our tenants and vendors, accounting, acquisitions, internal and external communications and property and asset management. We also rely on the secure collection, storage, transmission and processing of proprietary, confidential and sensitive data related to our business (our “Sensitive Data”). We utilize a third-party managed information technology service provider (the “MSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. Our cybersecurity risk management is integrated into our overall enterprise risk management and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management.
We and our MSP identify, assess and manage material cybersecurity threats and risks to our Information Systems and Sensitive Data through the following, among others:
•a multidisciplinary team, including a dedicated technology committee (the “Technology Committee”) comprising members from senior management, asset management and accounting and legal functions, in conjunction with our MSP and other third-party service vendors, to identify, assess and manage cybersecurity threats and risks;
•various internal processes and procedures to monitor and evaluate threat environment and our risk profile using methods such as manual and automated tools, subscribing to reports and services that identify and analyze cybersecurity threats, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and conducting threat and vulnerability assessments;
•various technical, physical and organizational processes and policies to manage and mitigate material cybersecurity risks, such as risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program, employee training and penetration testing; and
•working with third-party vendors from time to time that assist us to identify, assess and manage cybersecurity risks, such as professional services firms and penetration testing firms.

For third-party service vendors that perform a variety of important functions for our business, we seek to engage reliable, reputable service vendors that maintain cybersecurity programs. Depending on the nature and risk profile of the services provided and the sensitivity of information processed, we may from time to time conduct a review of the cybersecurity practices of such vendor, contractually imposing obligations on the vendor and conducting periodic reassessments during their engagement. We are currently not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or, to our knowledge, are reasonably likely to materially affect our business, financial condition and results of operations. See to Item 1A. “Risk Factors” in this annual report on Form 10-K, including “We face cybersecurity risks and risks associated with security breaches”, for additional discussion about cybersecurity-related risks.
Governance
Our Board of Directors oversees our strategy and risk management, including material cybersecurity risks. The Audit Committee of the Board of Directors (the “Audit Committee”) oversees our cybersecurity and information technology risk exposures, as well as our cybersecurity and information technology policies and programs, in accordance with its charter. The Audit Committee holds quarterly meetings and receives periodic reports from, and also engages in regular discussions with, management and also our MSP regarding our significant cybersecurity risk exposures and the measures implemented to monitor and control these risks. Our Technology Committee also meets at least quarterly to assess cybersecurity risks and prepares reports to the Audit Committee. A number of members of our Technology Committee have gained relevant knowledge, skills and experience in information technology and cybersecurity risk management, including overseeing third-party vendors in such areas, over their careers at the Company or other organizations.
Management is responsible for hiring and overseeing third-party vendors related to cybersecurity and integrating cybersecurity risk considerations into our overall risk management strategy. Our internal cybersecurity incident response processes are designed to escalate cybersecurity incidents to members of management depending on the circumstances and reporting to the Audit Committee for certain cybersecurity incidents, which also allows decisions regarding the public disclosure and reporting of such incidents to be made by management, the Audit Committee and the Board in a timely manner.
ITEM 2. PROPERTIES
As of December 31, 2023, we owned a portfolio of 1,509 properties located in 49 states and one territory, comprising approximately of 5.9 million net leasable interior square feet. Our properties are leased primarily to the USPS. The following map shows our footprint of owned properties as of December 31, 2023. As of December 31, 2023, we also managed an additional 397 properties owned by our chief executive officer and his affiliates.
Information regarding our properties as of December 31, 2023 are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.
Scheduled Lease Expirations
As of December 31, 2023, the weighted average remaining years to maturity pursuant to our leases with the USPS was approximately three years, with expirations through 2031, assuming tenants do not exercise any existing renewal, termination or purchase options. The table below details scheduled lease expirations, as of December 31, 2023, for our properties for the periods indicated.

	Number of Leases Expiring	Total Lease Square Footage		Annualized Lease Revenue(1)
Year		Amount	%	Amount	%
2023(2)(3)	88	619,182	10.6%	4,077,999	7.4%
2024	107	474,895	8.1%	4,851,676	8.8%
2025	217	618,453	10.5%	7,306,019	13.3%
2026	302	1,099,533	18.8%	10,823,220	19.7%
2027	431	1,372,088	23.4%	14,094,974	25.7%
2028	109	324,231	5.5%	4,018,369	7.3%
2029	124	427,532	7.3%	4,641,361	8.4%
2030	127	890,854	15.2%	4,863,592	8.9%
2031	6	35,800	0.6%	258,126	0.5%
Totals	1,511	5,862,568	100.0%	$54,935,336	100.0%

Explanatory Notes:
(1)Annualized contractual rent in effect on December 31, 2023 for all of our leases (including those accounted for as direct financing leases).
(2)Includes approximately 588,000 of interior lease square footage occupied by month-to-month holdover leases or leases that expired during the year ended December 31, 2023. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)Includes a property for which we received notice in August 2023 from the USPS to terminate the lease for such property, which termination became effective in February 2024.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the New York Stock Exchange under the symbol “PSTL”. As of February 29, 2024, there were 22,511,828 shares of Class A common stock issued and outstanding and four stockholders of record. This number of stockholders of record does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
In addition, as of February 29, 2024, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 5,581,207 OP Units and LTIP units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares or units.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto of the Company as of and for the years ended December 31, 2023 and 2022. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in Item 1A. “Risk Factors” and included in other portions of this report.
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the year ended December 31, 2023, we acquired 223 properties leased to the USPS for approximately $78 million, excluding closing costs. As of December 31, 2023, our portfolio consists of 1,509 owned properties, located in 49 states and one territory and comprising approximately 5.9 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of February 29, 2024, we owned approximately 80.3% of our outstanding OP Units, including LTIP Units. Our Board of Directors oversees our business and affairs.

ATM Program
On November 4, 2022, we entered into separate open market sale agreements with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc. as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. During the year ended December 31, 2023, 1,861,407 shares were issued under the ATM Program, raising approximately $27.8 million in gross proceeds. As of December 31, 2023, we had approximately $114.1 million of availability remaining under the ATM Program.
Executive Overview
We are an internally managed REIT with a focus on acquiring and managing properties leased primarily to the USPS, ranging from last-mile post offices to industrial facilities. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our shareholders.
Geographic Concentration
As of December 31, 2023, we owned a portfolio of 1,509 properties located in 49 states and one territory and leased primarily to the USPS. For the year ended December 31, 2023, approximately 13.2% of our total rental income was concentrated in Pennsylvania.
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
Factors That May Influence Future Results of Operations
The USPS
We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and closure, relocation or consolidation of certain facilities and delivery routes, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The occurrence of a regional epidemic or a global pandemic, such as the COVID-19 pandemic, and measures taken to prevent its spread may also have a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. The lingering effect of the COVID-19 pandemic and other geopolitical and economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Mr. Spodek and his affiliates, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of December 31, 2023, properties leased to our tenants had an average remaining lease term of approximately three years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
Operating Expenses
We lease our properties primarily to the USPS. The majority of our leases are modified double-net leases, whereby the tenant is responsible for utilities, certain maintenance obligations and reimbursement of property taxes and the landlord is responsible for insurance, roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” below for further discussion.
Operating expenses generally consist of real estate taxes, property operating expenses, which consist of insurance, repairs and maintenance (other than those for which the tenant is responsible), property maintenance-related payroll and depreciation and amortization. Factors that may affect our ability to control these operating costs include but are not limited to: the cost of periodic repair, age and durability of our properties, renovation costs, landlord’s responsibilities under the leases, the cost of re-leasing space, inflation and the potential for liability under applicable laws. Recoveries from the tenant are recognized as revenue on an accrual basis over the periods in which the related expenditures are incurred. Tenant reimbursements and the related property operating expenses are recognized on a gross basis, because (i) generally, we are the primary obligor with respect to the real estate taxes and (ii) we bear the credit risk in the event the tenant does not reimburse the real estate taxes.
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

General and Administrative Expense
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
Indebtedness and Interest Expense
On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, we amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the Revolving Credit Facility and the 2021 Term Loan, the “Credit Facilities”), replace LIBOR with SOFR as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if we achieve certain sustainability targets. On December 6, 2022, we exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, we further amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and exercised $35.0 million of accordion under the term loans.
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
Income Tax Benefit (Expense)
As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our existing TRS and any other TRS we may form in the future will be subject to federal, state and local corporate income tax.
Lease Renewal
As of February 29, 2024, the leases at 91 of our properties, representing approximately 631,000 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. See Item 2. "Properties—Lease Expiration Schedule”. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".

Results of Operations
Comparison of the years ended December 31, 2023 and December 31, 2022

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Rental income	$60,970	$50,876	$10,094	19.8%
Fee and other	2,742	2,454	288	11.7%
Total revenues	63,712	53,330	10,382	19.5%

Operating expenses
Real estate taxes	8,549	7,168	1,381	19.3%
Property operating expenses	6,825	5,625	1,200	21.3%
General and administrative	14,654	13,110	1,544	11.8%
Depreciation and amortization	19,688	17,727	1,961	11.1%
Total operating expenses	49,716	43,630	6,086	13.9%

Income from operations	13,996	9,700	4,296	44.3%

Other income	679	1,029	(350)	(34.0)%

Interest expense, net
Contractual interest expense	(9,339)	(5,378)	(3,961)	73.7%
Write-off and amortization of deferred financing fees	(686)	(596)	(90)	15.1%
Interest income	5	1	4	400.0%
Total interest expense, net	(10,020)	(5,973)	(4,047)	67.8%

Income before income tax expense	4,655	4,756	(101)	(2.1)%
Income tax expense	(72)	(12)	(60)	500.0%
Net income	$4,583	$4,744	$(161)	(3.4)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $10.1 million to $61.0 million for the year ended December 31, 2023 from $50.9 million for the year ended December 31, 2022, primarily due to the volume of our acquisitions.
Fee and other - Fee and other revenue increased by $0.3 million to $2.7 million for the year ended December 31, 2023 from $2.5 million for the year ended December 31, 2022, primarily due to an increase in income received from advisory services and management fees.
Operating Expenses
Real estate taxes – Real estate taxes increased by $1.4 million to $8.5 million for the year ended December 31, 2023 from $7.2 million for the year ended December 31, 2022, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses increased by $1.2 million to $6.8 million for the year ended December 31, 2023 from $5.6 million for the year ended December 31, 2022. Property management expenses are included within property operating expenses and increased by $0.4 million to $2.5 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022. The remainder of the increase of $0.9 million is related to expenses for repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $1.5 million to $14.7 million for the year ended December 31, 2023 from $13.1 million for the year ended December 31, 2022, primarily due to expanding our staff, an increase in information technology related costs as a result of our continued growth and an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2022 and 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $2.0 million to $19.7 million for the year ended December 31, 2023 from $17.7 million for the year ended December 31, 2022, primarily due to the volume of our acquisitions.
Other Income

Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.4 million to $0.7 million for the year ended December 31, 2023 from $1.0 million for the year ended December 31, 2022, primarily due to lower insurance recoveries from claims.
Total Interest Expense, Net
During the year ended December 31, 2023, we incurred total interest expense, net of $10.0 million compared to $6.0 million for the year ended December 31, 2022. The increase in interest expense of $4.0 million was primarily due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the year ended December 31, 2023 and the year ended December 31, 2022
We had $2.2 million of cash and $0.6 million of escrows and reserves as of December 31, 2023 compared to $1.5 million of cash and $0.5 million of escrows and reserves as of December 31, 2022.
Cash flows from operating activities – Net cash provided by operating activities increased by $3.8 million to $28.4 million for the year ended December 31, 2023 compared to $24.6 million for the year ended December 31, 2022. The increase is primarily due to the volume of our acquisitions, all of which have generated additional rental income and related changes in working capital.
Cash flows from investing activities – Net cash used in investing activities of $72.6 million for the year ended December 31, 2023 primarily consisted of $73.1 million of acquisitions and capital improvements offset by $0.7 million of insurance proceeds that were received. Net cash used in investing activities of $120.1 million for the year ended December 31, 2022 primarily consisted of $119.9 million of acquisitions and capital improvements offset by $0.8 million of insurance proceeds that were received.
Cash flows from financing activities – Net cash provided by financing activities decreased by $45.6 million to $45.0 million for the year ended December 31, 2023 compared to $90.6 million for the year ended December 31, 2022. The decrease was primarily related to an increase in payments of dividends and distributions and a decrease in net proceeds received from term loans and the Revolving Credit Facility during the year ended December 31, 2023, partially offset by an increase in net proceeds from issuance of shares and lower amount of repayments under the Revolving Credit Facility during the year ended December 31, 2023.
Liquidity and Capital Resources
We had approximately $2.2 million of cash and $0.6 million of escrows and reserves as of December 31, 2023.
Revolving Credit Facility and Term Loans
On August 9, 2021, we entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we exercised $40.0 million of accordion feature under the 2022 Term Loan. On July 24,

2023, we entered into the Second Amendment and further exercised $35.0 million of accordion under the Term Loans. As of December 31, 2023, we had $209.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $115.0 million drawn on the 2022 Term Loan and $9.0 million drawn on the Revolving Credit Facility.
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
The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of December 31, 2023, we were in compliance with all of the Credit Facilities’ debt covenants.
As of December 31, 2023, we had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements included under Item 8 herein for further details regarding the Interest Rate Swaps.
Capital Resources and Financing Strategy
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and property acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facilities and the potential issuance of securities. We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time, including through our $150.0 million ATM Program.
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
Consolidated Indebtedness
As of December 31, 2023, we had approximately $242.0 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2023 and 2022 with respect to our outstanding indebtedness (in thousands):

	Amount Outstanding as of December 31, 2023	Amount Outstanding as of December 31, 2022	Interest Rate as of December 31, 2023	Maturity Date
Revolving Credit Facility(1):
Revolving Credit Facility	$9,000	$—	SOFR+148 bps(2)	January 2026
2021 Term Loan	75,000	50,000	SOFR+143 bps(2)	January 2027
2022 Term Loan	125,000	115,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	316	333	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	194	282	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	$241,988	$198,093
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the years ended December 31, 2023 and 2022, we incurred $0.3 million and $0.3 million, respectively, of unused facility fees related to the Revolving Credit Facility.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon our achievement of certain sustainability targets for 2022, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ended December 31, 2023, which is reflected in the margins noted in the table above.
(3)Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.625% for the first five years (ending in August 2026), then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.
44

(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(6)In connection with the acquisition of a property, we obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years (ending in January 2026) and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
Secured Borrowings as of December 31, 2023
As of December 31, 2023, we had approximately $33.0 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.89% per annum.
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2023, including any guaranteed or minimum commitments under contractual obligations (in thousands).

	Payments Due by Period
Contractual Obligations	Total	2024	2025 to 2026	2027 to 2028	More than five years
Credit Facilities	$209,000	$—	$9,000	$200,000	$—
Principal payments on mortgage loans	32,988	112	754	1,579	30,543
Interest payments(1)	41,999	10,443	20,038	8,811	2,707
Operating lease obligations(2)	2,032	162	162	90	1,618
Total	$286,019	$10,717	$29,954	$210,480	$34,868
Explanatory Notes:
(1)The amounts shown relate to (i) the Revolving Credit Facility based on the outstanding balance and interest rate in effect as of December 31, 2023 and assuming an unused facility fee under the Revolving Credit Facility through the remainder of the term based on such outstanding balance, (ii) the Term Loans based on the interest rate fixed through the Interest Rate Swaps and outstanding balance as of December 31, 2023 and (iii) the mortgage loans based on the outstanding balance and, for mortgage loans with interest rates adjustable after a certain period, interest rate in effect as of December 31, 2023 with respect to their future interest payments.
(2)Operating lease obligations relate to three leases for our corporate headquarters and eight ground leases at certain of our properties.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2023, we paid cash dividends of $0.95 per share.
Subsequent Events
2024 Financing Activity
We had net credit facility activity of $2.0 million during the period subsequent to December 31, 2023. As of the date of this report, we had $211.0 million drawn on the Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and $11.0 million drawn on the Revolving Credit Facility.
45

2024 Real Estate Acquisitions
Subsequent to December 31, 2023, we have acquired eight properties in individual or small portfolio transactions for approximately $4.5 million, excluding closing costs.
Dividends
Our Board of Directors approved and, on February 2, 2024, we declared a fourth quarter 2023 common stock dividend of $0.24 per share which was paid on February 29, 2024 to stockholders of record on February 16, 2024.
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
We acquired 223 properties for approximately $78 million, excluding closing costs, during 2023 and 320 properties for approximately $123 million, excluding closing costs, during 2022. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.
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
46

lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income and produces a constant periodic rate of return on the investment in financing leases, net.
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. As of December 31, 2023 and 2022, no impairment related to our long-lived assets was identified.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of December 31, 2023, our indebtedness was approximately $242.0 million, consisting of approximately $209.0 million of variable-rate debt and approximately $33.0 million of fixed-rate debt. Of the $209.0 million variable-rate debt, $200.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of December 31, 2023, approximately $9.0 million of our indebtedness was variable-rate debt and approximately $233.0 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.1 million on an annualized basis.

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
47

POSTAL REALTY TRUST, INC.
INDEX TO FINANCIAL STATEMENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Postal Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Postal Realty Trust, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for the year ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
February 29, 2024
We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Postal Realty Trust, Inc.
Cedarhurst, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Postal Realty Trust, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We served as the Company's auditor from 2017 to 2023.
New York, New York
March 7, 2023

POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31, 2023	December 31, 2022
Assets
Investments:
Real estate properties, at cost:
Land	$106,074	$90,020
Building and improvements	443,470	378,596
Tenant improvements	6,977	6,375
Total real estate properties, at cost	556,521	474,991
Less: Accumulated depreciation	(43,791)	(31,257)
Total real estate properties, net	512,730	443,734
Investment in financing leases, net	16,042	16,130
Total real estate investments, net	528,772	459,864
Cash	2,235	1,495
Escrow and reserves	632	547
Rent and other receivables	4,750	4,613
Prepaid expenses and other assets, net	13,369	15,968
Goodwill	1,536	1,536
Deferred rent receivable	1,542	1,194
In-place lease intangibles, net	14,154	15,687
Above market leases, net	355	399
Total Assets	$567,345	$501,303

Liabilities and Equity
Liabilities:
Term loans, net	$198,801	$163,753
Revolving credit facility	9,000	—
Secured borrowings, net	32,823	32,909
Accounts payable, accrued expenses and other, net	11,996	9,109
Below market leases, net	13,100	11,821
Total Liabilities	265,720	217,592

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 21,933,005 and 19,528,066 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	219	195
Class B common stock, par value $0.01 per share; 27,206 shares authorized, 27,206 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	287,268	254,107
Accumulated other comprehensive income	4,621	7,486
Accumulated deficit	(48,546)	(32,557)
Total Stockholders’ Equity	243,562	229,231
Operating partnership unitholders’ non-controlling interests	58,063	54,480
Total Equity	301,625	283,711
Total Liabilities and Equity	$567,345	$501,303
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Revenues:
Rental income	$60,970	$50,876
Fee and other	2,742	2,454
Total revenues	63,712	53,330

Operating expenses:
Real estate taxes	8,549	7,168
Property operating expenses	6,825	5,625
General and administrative	14,654	13,110
Depreciation and amortization	19,688	17,727
Total operating expenses	49,716	43,630

Income from operations	13,996	9,700

Other income	679	1,029

Interest expense, net:
Contractual interest expense	(9,339)	(5,378)
Write-off and amortization of deferred financing fees	(686)	(596)
Interest income	5	1
Total interest expense, net	(10,020)	(5,973)

Income before income tax expense	4,655	4,756
Income tax expense	(72)	(12)

Net income	4,583	4,744
Net income attributable to operating partnership unitholders’ non-controlling interests	(874)	(890)

Net income attributable to common stockholders	$3,709	$3,854

Net income per share:
Basic and Diluted	$0.12	$0.15

Weighted average common shares outstanding:
Basic and Diluted	20,145,151	18,545,494

Comprehensive income:
Net income	$4,583	$4,744
Unrealized (loss) gain on derivative instruments	(3,500)	8,249
Comprehensive income	1,083	12,993
Comprehensive income attributable to operating partnership unitholders’ non-controlling interests	(239)	(2,419)
Comprehensive income attributable to common stockholders	$844	$10,574

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity
Balance - December 31, 2021	18,591,627	$186	$237,969	$766	$(18,879)	$220,042	$45,431	$265,473
Net proceeds from sale of common stock	751,382	7	11,332	—	—	11,339	—	11,339
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	10,884	10,884
Issuance and amortization of equity-based compensation	226,575	2	3,283	—	—	3,285	1,510	4,795
Issuance and amortization under ESPP	13,417	—	217	—	—	217	—	217
Restricted stock withholdings	(27,729)	—	(424)	—	—	(424)	—	(424)
Dividends and distributions	—	—	—	—	(17,532)	(17,532)	(4,034)	(21,566)
Other comprehensive income	—	—	—	6,720	—	6,720	1,529	8,249
Net income	—	—	—	—	3,854	3,854	890	4,744
Reallocation of non-controlling interest	—	—	1,730	—	—	1,730	(1,730)	—
Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	1,861,407	19	26,541	—	—	26,560	—	26,560
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	9,619	9,619
Shares issued upon redemption of operating partnership units	405,106	4	6,726	—	—	6,730	(6,730)	—
Cash redemption for non-controlling interests	—	—	—	—	—	—	(558)	(558)
Issuance and amortization of equity-based compensation	153,006	1	3,493	—	—	3,494	2,308	5,802
Issuance and amortization under ESPP	14,810	—	215	—	—	215	—	215
Restricted stock withholdings	(29,390)	—	(445)	—	—	(445)	—	(445)
Dividends and distributions	—	—	—	—	(19,698)	(19,698)	(4,664)	(24,362)
Other comprehensive loss	—	—	—	(2,865)	—	(2,865)	(635)	(3,500)
Net income	—	—	—	—	3,709	3,709	874	4,583
Reallocation of non-controlling interest	—	—	(3,369)	—	—	(3,369)	3,369	—
Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,583	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,688	17,727
Write-off and amortization of deferred financing costs	686	596
Amortization of above/below market leases	(2,411)	(2,185)
Amortization of intangible liability	(140)	(91)
Gain on insurance proceeds received for damage due to property	(654)	(843)
Equity based compensation	5,834	4,718
Other	47	47
Deferred rent receivable	(348)	(529)
Deferred rent expense payable	3	8
Changes in assets and liabilities:
Rent and other receivables	128	(358)
Prepaid expenses and other assets	(501)	(95)
Accounts payable, accrued expenses and other	1,512	852
Net cash provided by operating activities	28,427	24,591

Cash flows from investing activities:
Acquisition of real estate	(70,224)	(116,212)
Investment in financing leases	—	(10)
Escrows for acquisition and construction deposits	(103)	(273)
Insurance proceeds related to property damage claims	654	843
Capital improvements	(2,868)	(3,687)
Other investing activities	(68)	(808)
Net cash used in investing activities	(72,609)	(120,147)

Cash flows from financing activities:
Repayments of secured borrowings	(106)	(100)
Proceeds from term loans	35,000	115,000
Proceeds from revolving credit facility	62,000	115,000
Repayments of revolving credit facility	(53,000)	(128,000)
Redemption of operating partnership units	(558)	—
Net proceeds from issuance of shares	26,690	11,446
Debt issuance costs	(266)	(811)
Deferred offering costs	(107)	(199)
Proceeds from issuance of ESPP shares	183	185
Shares withheld for payment of taxes on restricted share vesting	(467)	(383)
Distributions and dividends	(24,362)	(21,566)
Net cash provided by financing activities	45,007	90,572

Net increase (decrease) in Cash and Escrows and Reserves	825	(4,984)
Cash and Escrows and Reserves at the beginning of year	2,042	7,026
Cash and Escrow and Reserves at the end of year	$2,867	$2,042

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	$9,619	$9,433
Unrealized (loss) gain on interest rate swaps, net	$(3,500)	$8,249
Reallocation of non-controlling interest	$3,369	$1,730
Operating partnership units issue for business acquisition	$—	$1,451

Reclassification of acquisition deposits included in prepaid expenses and other assets	$210	$696
Write-off of fixed assets no longer in service	$147	$327
Accrued capital expenditures included in accounts payable and accrued expenses	$348	$231
Accrued taxes withheld included in accounts payable and accrued expenses	$118	$140
Right of use assets	$169	$131
Accrued costs of capital included in accounts payable and accrued expenses	$130	$107

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2023, the Company held an approximately 80.7% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of December 31, 2023, the Company owned a portfolio of 1,509 properties located in 49 states and one territory. The Company's properties are leased primarily to a single tenant, the United States Postal Service (the "USPS"). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
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

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company's short taxable year ended December 31, 2019, and intends to continue to qualify as a REIT. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. Additionally, any income earned by the TRS and any other TRS the Company may form in the future will be subject to federal, state and local corporate income tax.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	10 to 40
Equipment and fixtures	5 to 10
Tenant improvements	Shorter of useful life or applicable lease term
In-place lease value	Remaining non-cancellable term of the in-place lease
The acquired above or below-market lease intangibles are amortized to “Rental income” over the applicable lease term, inclusive of any option periods for below-market leases.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Cash	$2,235	$1,495
Escrows and reserves:
Maintenance reserve	314	206
Real estate tax reserve	231	240
ESPP reserve	87	101
Cash and escrows and reserves	$2,867	$2,042
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

Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within "Investment in financing leases, net" on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and interest is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income and produces a constant periodic rate of return on the "Investment in financing leases, net."

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Fair Value Measurements

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of December 31, 2023 and 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2023 and 2022 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of December 31, 2023 and December 31, 2022, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $28.0 million and $27.5 million as compared to the principal balance of $33.0 million and $33.1 million as of December 31, 2023 and 2022, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of December 31, 2023 and 2022, the fair value of the Company’s interest rate swap derivative assets was approximately $6.4 million and $9.2 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.7 million included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of December 31, 2023 and 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the years ended December 31, 2023 and 2022.
Concentration of Credit Risks
As of December 31, 2023, the Company’s properties were leased primarily to a single tenant, the USPS. For the year ended December 31, 2023, approximately 13.2% of the Company's total rental income, or $8.0 million, was concentrated in Pennsylvania. For the year ended December 31, 2022, approximately 15.1% of the Company's total rental income, or $7.7 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.

The Company has deposited cash and maintains its bank deposits with large financial institutions in amounts that, from time to time, exceed federally insured limits. The Company has not experienced any losses in such accounts.
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company’s prior investors and certain sellers of properties to the Company and long term incentive units of the Operating Partnership ("LTIP Units") held by the Company’s CEO and certain other employees and the Company's Board of Directors. See Note 11. Stockholders’ Equity for further details.
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
Earnings per Share

The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of December 31, 2023 and 2022, the Company had unvested restricted shares of Class A common stock, LTIP Units and certain restricted stock units (“RSUs"), which provide for non-

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
forfeitable rights to dividend and dividend-equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
Recently Adopted Accounting Pronouncements
In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU No. 2022-06 is effective immediately for all companies. ASU No. 2022-06 had no impact on the Company's Consolidated Financial Statements for the years ended December 31, 2023 and December 31, 2022.
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaced the previous "incurred loss" model with an "expected loss" approach. The guidance also requires entities to disclose information about how they developed the allowances, including changes in the factors that influenced estimate of expected credit losses and the reasons for those changes. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. This guidance became effective for the Company and was adopted by the Company on January 1, 2023. The Company had two direct financing leases with a net investment balance aggregating approximately $16.0 million as of December 31, 2023 prior to any credit loss adjustment. Historically, the Company has had no collection issues related to these direct financing leases and its other leases in which the Company is the lessor; therefore, the Company assessed the probability of default on these leases based on the lessee’s status as an independent agency of the executive branch of the U.S. federal government, financial condition and business prospects and the remaining term of the leases. Based on the aforementioned, the Company did not recognize any credit loss adjustment for such leases.
Future Application of Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves disclosures about public entities' reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. The provisions in this amendment are applicable to public entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has one reportable segment and continues to evaluate additional disclosures that may be required for entities with a single reportable segment.
Note 3. Real Estate Acquisitions
The following tables summarizes the Company’s acquisitions for the years ended December 31, 2023 and 2022. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(1)	Total(2)
2023
March 31, 2023(3)	39	$2,802	$14,271	$152	$1,134	$43	$(826)	$—	$17,576
June 30, 2023(4)	39	3,241	12,054	117	1,066	24	(483)	—	16,019
September 30, 2023(5)	70	4,916	19,282	182	1,709	58	(983)	(342)	24,822
December 31, 2023(6)	75	5,095	16,345	152	1,638	5	(1,571)	(21)	21,643
	223	$16,054	$61,952	$603	$5,547	$130	$(3,863)	$(363)	$80,060

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(7)	Total(8)
2022
March 31, 2022(9)	50	$5,422	$22,233	$214	$1,889	$28	$(1,848)	$(363)	$27,575
June 30, 2022(10)	150	13,039	41,462	380	3,520	2	(1,675)	16	56,744
September 30, 2022(11)	66	2,950	18,012	195	1,532	8	(1,360)	—	21,337
December 31, 2022(12)	54	4,070	15,587	155	1,264	199	(540)	—	20,735
Total	320	$25,481	$97,294	$944	$8,205	$237	$(5,423)	$(347)	$126,391
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases with purchase options on two properties during the three months ended September 30, 2023 and an above market ground lease intangible liability on one property during the three months ended December 31, 2023 that is each included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets.
(2)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2023, approximately $0.2 million for the three months ended June 30, 2023, approximately $0.7 million for the three months ended September 30, 2023 and approximately $0.6 million for the three months ended December 31, 2023.
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
(6)Includes the acquisition of 75 properties in various states in individual or portfolio transactions for a price of approximately $21.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $6.3 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. The aggregate purchase price for the quarter includes several land parcels that the Company acquired for approximately $0.4 million, which may in the future be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
(7)Includes an intangible liability related to unfavorable operating leases on two properties during the three months ended March 31, 2022 that is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. During the three months ended June 30, 2022, includes a below-market ground lease intangible asset.
(8)Includes closing costs of approximately $0.6 million for the three months ended March 31, 2022, approximately $1.7 million for the three months ended June 30, 2022, approximately $0.5 million for the three months ended September 30, 2022 and approximately $0.5 million for the three months ended December 31, 2022.
(9)Includes the acquisition of 50 properties in various states in individual or portfolio transactions for approximately $27.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $1.8 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(10)Includes the acquisition of 150 properties in various states in individual or portfolio transactions for approximately $56.7 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
consideration (valued at approximately $2.0 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(11)Includes the acquisition of 66 properties in various states in individual or portfolio transactions for approximately $21.3 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $4.7 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(12)Includes the acquisition of 54 properties in various states in individual or portfolio transactions for approximately $20.7 million, including closing costs, which was funded with both the issuance of OP Units to the sellers as non-cash consideration (valued at approximately $0.9 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company's intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
December 31, 2023:	(in thousands)
In-place lease intangibles	$45,621	$(31,467)	$14,154
Above-market leases	686	(331)	355
Below-market leases	(22,940)	9,840	(13,100)

December 31, 2022:
In-place lease intangibles	$40,074	$(24,387)	$15,687
Above-market leases	556	(157)	399
Below-market leases	(19,077)	7,256	(11,821)
Amortization of in-place lease intangibles was $7.1 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above market leases was $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below market leases was $2.6 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
As of December 31, 2023, the weighted average amortization period for the Company’s intangible assets was approximately 2.9 years, 2.3 years and 8.8 years for in-place lease intangibles, above-market leases and below-market leases, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2024	$6,307	$150	$(2,592)
2025	4,013	98	(1,914)
2026	2,351	75	(1,559)
2027	962	28	(1,220)
2028	308	3	(1,011)
Thereafter	213	1	(4,804)
Total	$14,154	$355	$(13,100)

Note 5. Debt
The following table summarizes the Company’s indebtedness as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	Outstanding Balance as of December 31, 2023	Outstanding Balance as of December 31, 2022	Interest Rate at December 31, 2023	Maturity Date
Revolving Credit Facility(1):
Revolving Credit Facility	$9,000	$—	SOFR +148 bps(2)	January 2026
2021 Term Loan	75,000	50,000	SOFR +143 bps(2)	January 2027
2022 Term Loan	125,000	115,000	SOFR +143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	316	333	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	194	282	6.00%	January 2025
AIG – December 2020(7)	30,225	30,225	2.80%	January 2031
Total Principal	241,988	198,093
Unamortized deferred financing costs	(1,364)	(1,431)
Total Debt	$240,624	$196,662
Explanatory Notes:
(1)On August 9, 2021, the Company entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan. On May 11, 2022, the Company amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the LIBOR with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. On December 6, 2022, the Company exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, the Company amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $35.0 million of accordion under the Term Loans.
The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional $150.0 million under the Revolving Credit Facility subject to customary terms and conditions. As of December 31, 2023, the accordion feature under the Term Loans has been fully exercised. The Revolving Credit Facility matures in January 2026,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the years ended December 31, 2023 and 2022, the Company incurred $0.3 million and $0.3 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of December 31, 2023, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10% subject to a 0% floor (the “Adjusted Term SOFR”). Upon the Company's achievement of certain sustainability targets for 2022, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ended December 31, 2023, which is reflected in the margins noted in the table above.
(3)Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(4)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.625% for the first five years (ending in August 2026), then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.
(5)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(6)In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025.
(7)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years (ending in January 2026) and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
The weighted average maturity date for the Company's indebtedness as of December 31, 2023 and 2022 was approximately 4.2 years and 5.5 years, respectively.
Cash paid for interest during the years ended December 31, 2023 and 2022 was $9.2 million and $5.1 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	Amount
2024	$112
2025	118
2026	9,636
2027	75,776
2028	125,803
Thereafter	30,543
Total	$241,988
Note 6. Derivatives and Hedging Activities

As of December 31, 2023, the Company had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage its interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate(1)	Effective Date	Maturity Date
$50,000	2.27%	May 2022	January 2027
$25,000	4.217%	May 2022	February 2028
$25,000	4.217%	May 2022	February 2028
$25,000	4.79%	July 2022	February 2028
$40,000	4.932%	December 2022	February 2028
$25,000	5.736%	July 2023	January 2027
$10,000	6.049%	September 2023	February 2028

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $3.9 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2023	2022
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$1,115	$8,604
Amount of income (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$(4,615)	$(355)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $10.0 million and $6.0 million for the years ended December 31, 2023 and 2022, respectively.
Note 7. Leases
Lessor Accounting
As of December 31, 2023, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of December 31, 2023 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company’s operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	Years Ended December 31,
	2023	2022
Fixed payments	$52,668	$43,808
Variable payments	8,302	7,068
	$60,970	$50,876
Future minimum lease payments to be received as of December 31, 2023 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):(1)

Year Ending December 31,	Amount
2024(2)(3)	$48,158
2025	42,375
2026	33,760
2027	19,633
2028	11,122
Thereafter	9,827
Total	$164,875
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of December 31, 2023, the leases at 81 of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(3)In August 2023, the Company received notice from the USPS to terminate the lease for one property, which termination became effective in February 2024.
Purchase Option Provisions

As of December 31, 2023, operating leases for 74 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of December 31, 2023, 70 of these properties had an aggregate carrying value of approximately $52.9 million with an aggregate purchase option price of approximately $67.9 million and the remaining four properties had an aggregate carrying value of approximately $2.9 million with purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of December 31, 2023, financing leases for two of the Company’s properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of December 31, 2023 and 2022 are summarized in the table below (in thousands):

	As of December 31,
	2023	2022
Total minimum lease payment receivable	$32,078	$33,215
Less: unearned income	(16,036)	(17,085)
Investment in financing leases, net	$16,042	$16,130

Revenue earned under direct financing leases for the years ended December 31, 2023 and 2022 were $1.0 million and $1.1 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of December 31, 2023 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2024	$1,137
2025	1,137
2026	1,137
2027	1,137
2028	1,137
Thereafter	26,393
Total	$32,078
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of December 31, 2023, these leases had remaining terms, including renewal options, of 0.4 years to 59 years and a weighted average remaining lease term of 23.3 years. Operating right of use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of December 31, 2023	As of December 31, 2022
ROU asset – operating leases	$967	$1,010
Lease liability – operating leases	$994	$1,014
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.

Operating lease assets and liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a discount rate ranging from 4.25% to 7.35% based on the yield of its current borrowings in determining its lease liabilities.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for each of the twelve months ended December 31, 2023 and 2022 was $0.2 million. See Note 9. Related Party Transactions for more details.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2023 for the next five years and thereafter are as follows (in thousands):

2024	$162
2025	87
2026	75
2027	48
2028	42
Thereafter	1,619
Total future minimum lease payments	$2,033
Interest discount	(1,039)
Total	$994
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the years ended December 31, 2023 and 2022, income tax expense and income tax benefit related to REAC was $0.1 million and 3,670, respectively.
Other
As of December 31, 2022, the Company’s Consolidated Balance Sheets reflected a liability for unrecognized tax benefits in the amount of $0.02 million primarily related to the utilization of certain loss carryforwards by United Postal Holdings, Inc. ("UPH") through May 16, 2019. For the year ended December 31, 2022, the Company accrued interest and penalties of $0.01 million. During the years ended December 31, 2023 and 2022, the Company reversed $0.02 million and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
$0.2 million, respectively, of unrecognized tax benefits inclusive of interest and penalties due to the expiration of statute of limitations, with an offsetting adjustment to the indemnification asset.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Gross unrecognized tax benefits, beginning of year	$23	$188
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(23)	(165)
Total	$—	$23
The Company and REAC are subject to examinations by federal and state and local tax authorities beginning with the short tax year ended December 31, 2019. UPH was subject to examinations by federal tax authorities for tax years 2018 through 2019.
Cash paid for taxes for each of the years ended December 31, 2023 and 2022 was $0.05 million and $0.1 million, respectively.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.3 million and $0.3 million as of December 31, 2023 and 2022, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for the years ended December 31, 2023 and 2022 were $0.2 million and $0.2 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of December 31, 2023 and December 31, 2022, respectively. As a guarantor, Mr. Spodek’s interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company's interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	For the Years Ended December 31,
	2023	2022
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$3,709	$3,854
Less: Income attributable to participating securities	(1,367)	(997)
Numerator for earnings per share — basic and diluted	$2,342	$2,857
Denominator for earnings per share – basic and diluted(1)	20,145,151	18,545,494
Basic and diluted earnings per share	$0.12	$0.15
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
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million.
The following table summarizes the activity under the ATM Program for the periods presented (dollars and shares issued in thousands, except per share amounts). During the year ended December 31, 2023, 1,861,407 shares were issued under the ATM Program. As of December 31, 2023, the Company had approximately $114.1 million remaining that may be issued under the ATM Program.

	Years Ended December 31,
	2023	2022
Shares issued(1)	1,861	751
Gross proceeds received	$27,810	$11,869
Fees, issuance and other costs	1,250	530
Net proceeds received	$26,560	$11,339

Average gross sales price per share	$14.94	$15.80
Explanatory Note:
(1)During the year ended December 31, 2023, the Company entered into forward sales transactions under the ATM Program for the sale of 798,847 shares of its Class A common stock, which were all subsequently settled during 2023.
Dividends and Distributions

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the year ended December 31, 2023, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $24.4 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.95 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 1, 2023	February 15, 2023	February 28, 2023	$0.2375
April 24, 2023	May 5, 2023	May 31, 2023	$0.2375
July 26, 2023	August 7, 2023	August 31, 2023	$0.2375
October 23, 2023	November 1, 2023	November 30, 2023	$0.2375
During the year ended December 31, 2022, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $21.6 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.925 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 1, 2022	February 15, 2022	February 28, 2022	$0.2275
April 28, 2022	May 13, 2022	May 27, 2022	$0.2300
July 27, 2022	August 8, 2022	August 26, 2022	$0.2325
October 26, 2022	November 7, 2022	November 28, 2022	$0.2350
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company's employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the year ended December 31, 2023, the Company issued 143,288 LTIP Units to the Company's CEO for his 2022 incentive bonus, his election to defer 100% of his 2023 annual salary and for long term incentive compensation, 75,489 LTIP Units to the Company’s president for his 2022 incentive bonus and his election to defer 50% of his 2023 annual salary, 57,057 LTIP Units to the Company's Chief Financial Officer for his 2022 incentive bonus and for long term incentive compensation, 40,635 LTIP Units to the Board of Directors for their annual retainers as compensation for their services as directors, 25,510 LTIP Units to an employee for his 2022 incentive bonus, his election to defer a portion of his 2023 annual salary and for long term incentive compensation and 8,447 LTIP Units to a consultant under the consultancy agreement with the Company. In addition, during the years ended December 31, 2023 and 2022, the Company issued 693,648 and 661,398 OP Units, respectively, to certain contributors in connection with portfolio acquisitions (for further details, see Note 3. Real Estate Acquisitions) and a business acquisition (for further details, see Note 13. Business Acquisitions).
As of December 31, 2023 and December 31, 2022, non-controlling interests consisted of 4,387,334 OP Units and 884,621 LTIP Units and 4,133,619 OP Units and 536,868 LTIP Units, respectively. This represented approximately 19.3% and 19.2% of the outstanding Operating Partnership units as of December 31, 2023 and 2022, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a limited partner first receives the OP Units, such limited partner will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of such OP Units in exchange for cash, or at the Company’s sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the year ended December 31, 2023, 402,433 OP Units and 2,673 LTIP Units were redeemed for 405,106 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. During the year ended December 31, 2023, 37,500 OP Units were also redeemed for cash for the total amount of $0.6 million.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of December 31, 2023, the remaining shares available under the Plan for future issuance was 1,034,609. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of December 31, 2023 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares(1)(2)	LTIP Units(3)	RSUs(4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2023	449,076	536,868	229,500	1,215,444	$16.12
Granted	131,166	350,426	120,909	602,501	$15.53
Conversion to common stock	—	(2,673)	—	(2,673)	$18.02
Vesting of restricted shares and RSUs(5)	(76,010)	—	(27,456)	(103,466)	$13.11
Forfeited	(5,830)	—	(11,216)	(17,046)	$8.86
Outstanding, as of December 31, 2023	498,402	884,621	311,737	1,694,760	$16.16
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years.
(3)Includes 143,288 LTIP Units granted to the Company’s CEO, 75,489 LTIP Units granted to the Company's president and 57,057 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also includes 25,510 LTIP Units granted to an employee of the Company, a portion of which vested on December 31, 2023 with the remaining to vest over three years or cliff vest at the end of eight years, 40,635 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 8,447 LTIP Units granted to a consultant under the consultancy agreement with the Company, with 3,304 of such units vested on June 30, 2023 and 5,143 remaining to vest on June 30, 2024.
(4)Includes 63,512 RSUs granted to certain officers and employees of the Company during the year ended December 31, 2023 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2025. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 46,258 time-based RSUs issued for 2022 incentive bonuses to certain employees that vested fully on January 31, 2023, the date of grant, and 11,138 time-based RSUs granted to certain employees for their election to defer a portion of their 2023 salary that vested on December 31, 2023. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 74,082 of restricted shares that vested and 29,384 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In February 2024, the Company issued 132,693 LTIP Units to the Company’s CEO for his 2023 incentive bonus and his election to defer 100% of his 2024 annual salary, 51,490 LTIP Units to the Company’s president for his 2023 incentive bonus and 43,038 LTIP Units to the Company's Chief Financial Officer for his 2023 incentive bonus. LTIP Units issued to the Company’s CEO, president and Chief Financial Officer in lieu of cash compensation will cliff vest on the eighth anniversary of February 1, 2024.
In addition, in February 2024, the Company issued 32,579 restricted shares of Class A common stock for annual grants to employees and consultants and 34,841 RSUs, 48,778 LTIP units and 31,883 restricted shares of Class A common stock to other employees for their 2023 incentive bonus. RSUs reflect the right to receive shares of Class A common stock. RSUs and certain LTIP Units issued to employees for 2023 incentive bonuses vested fully on the date of grant. Certain restricted shares of Class A common stock issued to employees and consultants will vest in three equal, annual installments on each of the first three anniversaries of February 1, 2024, while other restricted shares of Class A common stock and LTIP Units issued to employees in lieu of cash compensation will cliff vest on the third, fifth or eighth anniversary of February 1, 2024. The Company also issued 703 restricted shares of Class A common stock in February 2024 to certain employees for work anniversaries, which shares vested fully on the date of grant.
In February 2024, the Company also issued an aggregate of 33,253 LTIP Units, 31,625 of restricted shares of Class A common stock and 79,296 RSUs to certain officers of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three-year period ending February 1, 2027, subject to continued employment with the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2026. Such RSU recipients may earn up to 200% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) on or after the date the RSUs were initially granted.
During the year ended December 31, 2020, the Company issued 38,672 RSUs (the “2020 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2022. In January 2023, the Company's Corporate Governance and Compensation Committee of the Board of Directors ("CGC Committee") determined that the Company's total stockholder return for such three-year performance period exceeded the threshold performance hurdles for the 2020 Performance-Based Awards and, as a result, approved the payout of (i) 27,456 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.
During the year ended December 31, 2021, the Company issued 46,714 RSUs (the “2021 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2023. In February 2024, the Company's CGC Committee determined that the Company's total stockholder return for such three-year performance period met the threshold performance hurdles for the 2021 Performance-Based Awards and, as a result, approved the payout of (i) 23,357 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.
During the year ended December 31, 2023, the Company recognized compensation expense of $5.2 million and $0.6 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively, related to all awards. During the year ended December 31, 2022, the Company recognized compensation expense of $4.3 million and $0.4 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively.
The fair value of restricted shares that vested during the years ended December 31, 2023 and 2022 was $1.5 million and $1.2 million, respectively. The weighted average grant date fair value for awards issued in 2023 and 2022 was $15.53 and $16.88, respectively. As of December 31, 2023, there was $15.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.0 years.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of December 31, 2023 and 2022, 44,520 and 29,710 shares have been issued under the ESPP since commencement, respectively. During the years ended December 31, 2023 and 2022, the Company recognized compensation expense of $0.03 million and $0.03 million, respectively, related to ESPP.
Note 12. Commitments and Contingencies
As of December 31, 2023, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 14. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the Consolidated Financial Statements, the following events occurred subsequent to December 31, 2023:
The Company's Board of Directors approved, and on February 2, 2024, the Company declared a fourth quarter 2023 common stock dividend of $0.24 per share, which was paid on February 29, 2024 to stockholders of record as of February 16, 2024.
As of February 29, 2024, the Company had $211.0 million drawn on the Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and $11.0 million drawn on the Revolving Credit Facility.
As of February 29, 2024 and during the period subsequent to December 31, 2023, the Company issued 483,341 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $6.9 million.
As of February 29, 2024 and during the period subsequent to December 31, 2023, the Company closed on the acquisitions of eight properties for approximately $4.5 million, excluding closing costs.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of February 29, 2024 and during the period subsequent to December 31, 2023, the Company had entered into definitive agreements to acquire twenty properties for approximately $13.9 million. The majority of these transactions are anticipated to close during the second and third quarters of 2024, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of December 31, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 14, 2023, an affiliate of Andrew Spodek, our chief executive officer, terminated its previously disclosed pre-arranged trading plan, which was entered into on May 11, 2023, and entered into a new pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the new 10b5-1 plan, the affiliate of Mr. Spodek can purchase up to 70,000 shares of our Class A common stock between March 14, 2024 and March 13, 2025, subject to price and trading limitations under the plan.
On February 29, 2024, we mutually terminated the open market sale agreement dated November 4, 2022 with Janney Montgomery Scott LLC in connection with our ATM Program. For description of the material terms and conditions of the terminated sale agreement and details regarding our ATM Program, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—ATM Program.” We did not incur any penalties as a result of such termination.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

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

Postal Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2023

	Number of Properties (1)	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period (2)			Accumulated Depreciation	Date Acquired	Depreciable Life (Yrs) (3)
State/Territory			Land	Buildings & Improvements		Land	Buildings & Improvements	Total
Alabama	30	—	3,455	19,222	173	3,455	19,395	22,850	1,352	2013-2023	40
Alaska	1	—	15	51	—	15	51	66	10	2018	40
Arizona	12	—	1,454	6,808	8	1,454	6,816	8,270	224	2021-2023	40
Arkansas	32	—	1,613	5,932	29	1,613	5,961	7,574	972	2013-2023	40
California	31	—	12,176	20,710	324	12,176	21,034	33,210	1,300	2019-2023	40
Colorado	21	—	1,531	11,377	66	1,531	11,443	12,974	1,208	2019-2023	40
Connecticut	8	—	1,166	5,245	78	1,166	5,323	6,489	489	2013-2022	40
Delaware	3	—	361	799	—	361	799	1,160	55	2020-2023	40
Florida	27	—	6,490	13,644	97	6,490	13,741	20,231	963	2013-2023	40
Georgia	31	—	1,795	8,170	194	1,795	8,364	10,159	688	2013-2023	40
Hawaii	1	—	1,810	1,447	168	1,810	1,615	3,425	111	2021	40
Idaho	12	—	99	1,346	—	99	1,346	1,445	304	2013-2023	40
Illinois	77	—	1,487	9,544	452	1,487	9,996	11,483	868	2013-2023	40
Indiana	30	—	1,497	8,310	396	1,497	8,706	10,203	742	2019-2023	40
Iowa	35	—	886	6,665	182	886	6,847	7,733	637	2013-2023	40
Kansas	31	—	1,103	10,005	608	1,103	10,613	11,716	972	2013-2023	40
Kentucky	27	—	1,167	4,385	29	1,167	4,414	5,581	341	2013-2023	40
Louisiana	34	—	2,238	8,685	123	2,238	8,808	11,046	1,165	2013-2023	40
Maine	44	—	1,570	4,673	364	1,570	5,037	6,607	590	2013-2023	40
Maryland	8	—	852	1,632	32	852	1,664	2,516	196	2013-2022	40
Massachusetts	20	—	3,529	10,174	84	3,529	10,258	13,787	2,229	2007-2023	40
Michigan	59	—	3,291	12,108	610	3,291	12,718	16,009	1,411	2011-2023	40
Minnesota	61	316	1,306	11,605	384	1,306	11,989	13,295	880	2013-2023	40
Mississippi	30	—	1,797	8,116	184	1,797	8,300	10,097	660	2013-2023	40
Missouri	45	—	1,384	7,650	156	1,384	7,806	9,190	791	2013-2023	40
Montana	13	—	435	3,359	94	435	3,453	3,888	391	2013-2023	40
Nebraska	31	—	233	3,309	117	233	3,426	3,659	242	2013-2023	40
Nevada	5	—	591	3,301	—	591	3,301	3,892	198	2013-2023	40
New Hampshire	8	—	519	1,231	8	519	1,239	1,758	121	2019-2022	40
New Jersey	9	—	782	3,624	16	782	3,640	4,422	136	2019-2023	40
New Mexico	8	—	726	1,825	—	726	1,825	2,551	98	2019-2023	40
New York	58	—	5,324	18,462	332	5,324	18,794	24,118	1,220	2019-2023	40
North Carolina	59	—	6,404	19,200	193	6,404	19,393	25,797	1,910	2013-2023	40
North Dakota	22	—	231	2,256	4	231	2,260	2,491	280	2013-2023	40
Ohio	41	844	3,218	13,935	279	3,218	14,214	17,432	1,405	2006-2023	40
Oklahoma	59	—	2,080	10,685	209	2,080	10,894	12,974	1,479	2013-2023	40
Oregon	5	—	1,555	3,104	27	1,555	3,131	4,686	124	2020-2023	40
Pennsylvania	103	31,634	9,416	66,677	652	9,416	67,329	76,745	6,976	2005-2023	40
Puerto Rico	1	—	99	349	—	99	349	448	19	2022	40
South Carolina	26	194	1,967	5,844	1,151	1,967	6,995	8,962	521	2019-2023	40
South Dakota	24	—	422	2,927	31	422	2,958	3,380	292	2013-2023	40
Tennessee	28	—	3,037	10,147	94	3,037	10,241	13,278	1,042	2013-2023	40
Texas	96	—	5,442	22,966	607	5,442	23,573	29,015	3,447	2005-2023	40
Utah	4	—	318	2,044	—	318	2,044	2,362	102	2020-2023	40
Vermont	21	—	1,395	4,512	24	1,395	4,536	5,931	321	2019-2023	40
Virginia	27	—	2,949	11,480	89	2,949	11,569	14,518	796	2019-2023	40
Washington	9	—	539	1,691	16	539	1,707	2,246	182	2013-2023	40
West Virginia	45	—	1,240	8,570	211	1,240	8,781	10,021	498	2019-2023	40
Wisconsin	86	—	2,820	18,048	684	2,820	18,732	21,552	2,673	2005-2023	40
Wyoming	9	—	260	3,019	—	260	3,019	3,279	160	2013-2023	40
	1,507	$32,988	$106,074	$440,868	$9,579	$106,074	$450,447	$556,521	$43,791

Explanatory Notes:
(1) Excludes two properties accounted for as direct financing leases.
(2) The aggregate cost for Federal Income Tax purposes was approximately $573.5 million as of December 31, 2023.
(3) Estimated useful life for buildings.

The following table reconciles real estate for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Beginning Balance	$474,991	$348,365
Acquisitions	78,608	123,719
Capital Improvements	3,068	3,251
Write-offs	(145)	(322)
Other	(1)	(22)
Ending Balance	$556,521	$474,991
Explanatory Note:
(1)Other includes reclassification adjustments.
The following table reconciles accumulated depreciation for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Beginning Balance	$(31,257)	$(20,884)
Depreciation expense	(12,503)	(10,695)
Write-offs and other	(31)	322
Ending Balance	$(43,791)	$(31,257)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of August 4, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
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
10.10
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Patrick Donahue (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.11
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Anton Feingold (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.12
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.13
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Jane Gural-Senders (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.14
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Barry Lefkowitz (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.15
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.16
Indemnification Agreement, dated as of January 1, 2021, by and between the Company and Robert B. Klein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).†

10.17
Indemnification Agreement, dated as of May 17, 2019, by and between the Company and Matt Brandwein (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).†

10.18
Amended and Restated Employment Agreement, dated October 17, 2023, by and between the Company and Andrew Spodek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023).†*

10.19
Amended and Restated Employment Agreement, dated October 17, 2023, by and between the Company and Jeremy Garber (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2023).†*

10.20
Amended and Restated Employment Agreement, dated October 17, 2023, by and between the Company and Robert Klein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2023).†*

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

10.29
Second Amendment to Credit Agreement, dated July 24, 2023, by and among Postal Realty LP, the Company, the certain subsidiaries from time to time party thereto as guarantors, and Bank of Montreal, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2023).

10.30
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

21.1	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of BDO USA, P.C.*
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Incentive Compensation Recoupment Policy.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

POSTAL REALTY TRUST, INC.

Date: February 29, 2024	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	February 29, 2024
Andrew Spodek	(Principal Executive Officer)

/s/ Robert B. Klein	Chief Financial Officer	February 29, 2024
Robert B. Klein	(Principal Financial Officer)

/s/ Matt Brandwein	Senior Vice President, Chief Accounting Officer	February 29, 2024
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chair of	February 29, 2024
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	February 29, 2024
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	February 29, 2024
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	February 29, 2024
Anton Feingold