Form 10-Q
period 2024-03-31
Postal Realty Trust, Inc.
filed 2024-05-07
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of May 7, 2024, the registrant had 22,664,928 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	March 31, 2024	December 31, 2023
Assets
Investments:
Real estate properties, at cost:
Land	$112,504	$106,074
Building and improvements	456,270	443,470
Tenant improvements	7,075	6,977
Total real estate properties, at cost	575,849	556,521
Less: Accumulated depreciation	(47,216)	(43,791)
Total real estate properties, net	528,633	512,730
Investment in financing leases, net	16,018	16,042
Total real estate investments, net	544,651	528,772
Cash	1,898	2,235
Escrow and reserves	791	632
Rent and other receivables	4,527	4,750
Prepaid expenses and other assets, net	14,999	13,369
Goodwill	1,536	1,536
Deferred rent receivable	1,643	1,542
In-place lease intangibles, net	13,701	14,154
Above market leases, net	342	355
Total Assets	$584,088	$567,345
Liabilities and Equity
Liabilities:
Term loans, net	$198,885	$198,801
Revolving credit facility	16,000	9,000
Secured borrowings, net	32,730	32,823
Accounts payable, accrued expenses and other, net	9,372	11,996
Below market leases, net	13,811	13,100
Total Liabilities	270,798	265,720
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 22,607,251 and 21,933,005 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	226	219
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	294,878	287,268
Accumulated other comprehensive income	6,888	4,621
Accumulated deficit	(53,860)	(48,546)
Total Stockholders’ Equity	248,132	243,562
Operating partnership unitholders’ non-controlling interests	65,158	58,063
Total Equity	313,290	301,625
Total Liabilities and Equity	$584,088	$567,345
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Rental income	$16,604	$14,499
Fee and other	683	649
Total revenues	17,287	15,148
Operating expenses:
Real estate taxes	2,302	1,983
Property operating expenses	2,353	1,624
General and administrative	4,292	4,159
Depreciation and amortization	5,301	4,837
Total operating expenses	14,248	12,603
Income from operations	3,039	2,545
Other income	50	114
Interest expense, net:
Contractual interest expense	(2,637)	(2,045)
Write-off and amortization of deferred financing fees	(181)	(165)
Interest income	1	—
Total interest expense, net	(2,817)	(2,210)
Income before income tax expense	272	449
Income tax expense	(16)	(16)
Net income	256	433
Net income attributable to operating partnership unitholders’ non-controlling interests	(50)	(85)
Net income attributable to common stockholders	$206	$348
Net (loss) income per share:
Basic and Diluted	$(0.01)	$0.00
Weighted average common shares outstanding:
Basic and Diluted	22,045,310	19,294,896
Comprehensive income (loss):
Net income	$256	$433
Unrealized gain (loss) on derivative instruments	2,819	(2,837)
Comprehensive income (loss)	3,075	(2,404)
Comprehensive (loss) income attributable to operating partnership unitholders’ non-controlling interests	(602)	473
Comprehensive income (loss) attributable to common stockholders	$2,473	$(1,931)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	576,087	6	7,861	—	—	7,867	—	7,867
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,788	5,788
Issuance and amortization of equity-based compensation	120,941	1	1,147	—	—	1,148	965	2,113
Issuance and amortization under the employee stock purchase plan ("ESPP")	5,137	—	77	—	—	77	—	77
Restricted stock withholdings	(27,919)	—	(396)	—	—	(396)	—	(396)
Dividends and distributions	—	—	—	—	(5,520)	(5,520)	(1,339)	(6,859)
Unrealized gain on derivative instrument	—	—	—	2,267	—	2,267	552	2,819
Net income	—	—	—	—	206	206	50	256
Reallocation of non-controlling interest	—	—	(1,079)	—	—	(1,079)	1,079	—
Balance – March 31, 2024	22,634,457	$226	$294,878	$6,888	$(53,860)	$248,132	$65,158	$313,290

Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	55,082	1	709	—	—	710	—	710
Shares issued upon redemption of operating partnership units	22,798	—	409	—	—	409	(409)	—
Issuance and amortization of equity-based compensation	146,627	1	1,376	—	—	1,377	568	1,945
Issuance and amortization under the ESPP	6,446	—	94	—	—	94	—	94
Restricted stock withholdings	(21,310)	—	(327)	—	—	(327)	—	(327)
Dividends and distributions	—	—	—	—	(4,787)	(4,787)	(1,176)	(5,963)
Unrealized loss on derivative instruments	—	—	—	(2,279)	—	(2,279)	(558)	(2,837)
Net income	—	—	—	—	348	348	85	433
Reallocation of non-controlling interest	—	—	(2,338)	—	—	(2,338)	2,338	—
Balance – March 31, 2023	19,764,915	$197	$254,030	$5,207	$(36,996)	$222,438	$55,328	$277,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$256	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,476	3,067
Amortization of in-place intangibles	1,825	1,770
Write-off and amortization of deferred financing costs	181	165
Amortization of above/below market leases	(684)	(578)
Amortization of intangible liability	(59)	(24)
Equity based compensation	2,126	1,960
Deferred rent receivable	(101)	(85)
Deferred rent expense payable	1	2
Other	(4)	12
Changes in assets and liabilities:
Rent and other receivables	247	1,827
Prepaid expenses and other assets	850	696
Accounts payable, accrued expenses and other	(1,713)	(1,530)
Net cash provided by operating activities	6,401	7,715
Cash flows from investing activities:
Acquisition of real estate	(12,967)	(17,389)
Escrows for acquisition and construction deposits	(157)	(223)
Capital improvements	(599)	(393)
Other investing activities	(134)	(11)
Net cash used in investing activities	(13,857)	(18,016)
Cash flows from financing activities:
Repayments of secured borrowings	(98)	(93)
Proceeds from revolving credit facility	16,000	17,000
Repayments of revolving credit facility	(9,000)	—
Net proceeds from issuance of shares	7,821	718
Deferred offering costs	—	(107)
Proceeds from issuance of ESPP shares	64	79
Value of shares withheld for payment of taxes related to employee stock compensation	(513)	(461)
Dividends and distributions	(6,859)	(5,963)
Other financing activities	(137)	(130)
Net cash provided by financing activities	7,278	11,043
Net (decrease) increase in Cash and Escrows and Reserves	(178)	742
Cash and Escrows and Reserves at the beginning of period	2,867	2,042
Cash and Escrow and Reserves at the end of period	$2,689	$2,784

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reallocation of non-controlling interest	1,079	2,338
Operating partnership units issued for property acquisitions	5,788	—
Unrealized gain (loss) on interest rate swaps, net	2,819	(2,837)
Accrued capital expenditures included in accounts payable and accrued expenses	114	123
Reclassification of acquisition deposits included in prepaid expenses and other assets	147	205
Write-off of fixed assets no longer in service	29	139
Accrued costs of capital included in accounts payable and accrued expenses	85	—
Right of use assets	64	—
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2024, the Company held an approximately 79.2% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of March 31, 2024, the Company owned a portfolio of 1,537 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
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
This interim financial information should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2024. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. As discussed in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company’s most significant assumptions and estimates are related to the valuation of investments in real estate properties and impairment of long-lived assets. Although management believes its estimates are reasonable, actual results could differ from those estimates.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Cash	$1,898	$2,235
Escrows and reserves:
Maintenance reserve	341	314
Real estate tax reserve	383	231
ESPP reserve	67	87
Total escrows and reserves	$791	$632
Cash and escrows and reserves	$2,689	$2,867
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
Revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, the Company records an asset within "Investment in financing leases, net" on the Consolidated Balance Sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, if any, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and interest is recognized as revenue in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and produces a constant periodic rate of return on the "Investment in financing leases, net."
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of March 31, 2024 and December 31, 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2024 and December 31, 2023 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of March 31, 2024 and December 31, 2023, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $27.6 million and $28.0 million as compared to the principal balance of $32.9 million and $33.0 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap derivative assets was approximately $8.7 million and $6.4 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.2 million and $0.7 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three months ended March 31, 2024 and 2023.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Concentration of Credit Risks
As of March 31, 2024, the Company’s properties were leased primarily to a single tenant, the USPS. For the three months ended March 31, 2024, approximately 12.4% of the Company’s total rental income, or $2.1 million, was concentrated in Pennsylvania. For the three months ended March 31, 2023, approximately 13.7% of the Company's total rental income, or $2.0 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of March 31, 2024 and 2023, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
Future Application of Accounting Standards
In November 2023, the FASB issued Accounting Standards Codification ("ASC") No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves disclosures about public entities' reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. The provisions in this amendment are applicable to public entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
December 15, 2024, with early adoption permitted. The Company has one reportable segment and continues to evaluate additional disclosures that may be required for entities with a single reportable segment.
Note 3. Real Estate Transactions
The following tables summarizes the Company’s acquisitions for the three months ended March 31, 2024. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other	Total (1)
2024
March 31, 2024	(2)	29	$6,442	$12,362	$98	$1,372	$34	$(1,442)	$—	$18,866
Explanatory Notes:
(1)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2024.
(2)Includes the acquisition of 29 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $18.9 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $5.8 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
In addition, during the three months ended March 31, 2024, the Company entered into a definitive agreement to sell one property with an immaterial net book value, which transaction was completed in April 2024.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
March 31, 2024:
In-place lease intangibles	$46,993	$(33,292)	$13,701
Above-market leases	720	(378)	342
Below-market leases	(24,382)	10,571	(13,811)

December 31, 2023:
In-place lease intangibles	$45,621	$(31,467)	$14,154
Above-market leases	686	(331)	355
Below-market leases	(22,940)	9,840	(13,100)
Amortization of in-place lease intangibles was $1.8 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Amortization of acquired above-market leases was $0.05 million and $0.04 million for the three months ended March 31, 2024 and 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of acquired below-market leases was $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2024-Remaining	$4,917	$107	$(2,057)
2025	4,374	103	(2,140)
2026	2,597	79	(1,741)
2027	1,120	34	(1,374)
2028	405	8	(1,114)
Thereafter	288	11	(5,385)
Total	$13,701	$342	$(13,811)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Outstanding Balance as of March 31, 2024	Outstanding Balance as of December 31, 2023	Interest Rate at March 31, 2024	Maturity Date
Revolving Credit Facility(1)	$16,000	$9,000	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	75,000	75,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	125,000	125,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	312	316	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	100	194	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Total Principal	248,890	241,988
Unamortized deferred financing costs	(1,275)	(1,364)
Total Debt	$247,615	$240,624
Explanatory Notes:
(1)The Company have entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility, the $75.0 million senior unsecured term loan facility (the "2021 Term Loan") and the $125.0 million senior unsecured term loan facility (the "2022 Term Loan"). The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional $150.0 million under the Revolving Credit Facility, subject to customary terms and conditions. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
During the three months ended March 31, 2024 and 2023, the Company incurred $0.07 million and $0.07 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of March 31, 2024, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is the applicable Term Secured Overnight Financing Rate plus an adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon the Company's achievement of certain sustainability targets for 2023, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ending December 31, 2024, which is reflected in the margins noted in the table above.
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
The weighted average maturity date for the Company's indebtedness as of March 31, 2024 and December 31, 2023 was approximately 3.9 years and 4.2 years, respectively.
The scheduled principal repayments of indebtedness as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2024 - Remaining	$13
2025	118
2026	16,636
2027	75,774
2028	125,800
Thereafter	30,549
Total	$248,890

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 6. Derivatives and Hedging Activities

As of March 31, 2024, the Company had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

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

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $4.4 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2024	2023
Amount of gain (loss) recognized on derivative in "Accumulated other comprehensive income"	$4,150	$(1,938)
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$1,331	$899

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income (Loss), in which the effects of cash flow hedges are recorded, totaled $2.8 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2024, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $0.2 million, which is at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of March 31, 2024, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through May 31, 2031. Certain leases had expired and were in holdover status as of March 31, 2024 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Fixed payments	$14,439	$12,550
Variable payments	2,165	1,949
	$16,604	$14,499
Future minimum lease payments to be received as of March 31, 2024 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)(3)
2024 - Remaining	$37,058
2025	44,075
2026	35,346
2027	20,986
2028	12,230
Thereafter	10,868
Total	$160,563
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of March 31, 2024, the leases at 98 of the Company's properties were expired and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)In August 2023, the Company received notice from the USPS to terminate the lease for one property, which termination became effective in February 2024. Also excludes lease payments from one property sold in April 2024.
Purchase Option Provisions

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
As of March 31, 2024, operating leases for 75 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of March 31, 2024, 70 of these properties had an aggregate carrying value of approximately $52.4 million with an aggregate purchase option price of approximately $68.0 million and the remaining five properties had an aggregate carrying value of approximately $4.3 million with purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of March 31, 2024 and December 31, 2023, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of March 31, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	As of March 31, 2024	As of December 31, 2023

Total minimum lease payment receivable	$31,793	$32,078
Less: unearned income	(15,775)	(16,036)
Investment in financing leases, net	$16,018	$16,042

Revenue earned under direct financing leases for each of the three months ended March 31, 2024 and 2023 were $0.3 million, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Future lease payments to be received under the Company’s direct financing leases as of March 31, 2024 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2024 – Remaining	$853
2025	1,137
2026	1,137
2027	1,137
2028	1,137
Thereafter	26,392
Total	$31,793
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of March 31, 2024, these leases had remaining terms, including renewal options, of less than a year to 58.8 years and a weighted average remaining lease term of 22.0 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
ROU asset – operating leases	$970	$967
Lease liability – operating leases	$997	$994
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Operating lease expense for the three months ended March 31, 2024 and 2023 was $0.07 million and $0.06 million, respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2024 for the next five years and thereafter are as follows (in thousands):

2024 — Remaining	$97
2025	95
2026	84
2027	57
2028	50
Thereafter	1,668
Total future minimum lease payments	2,051
Interest discount	(1,054)
Total	$997
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For each of the three months ended March 31, 2024 and 2023, income tax expense related to REAC was $0.01 million.
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
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.3 million for each of the three months ended March 31, 2024 and 2023 from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued management fees receivable of $0.3 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Related Party Lease
On May 17, 2019, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and will expire on May 16, 2024. Rental expenses associated with the Office Lease for each of the three months ended March 31, 2024 and 2023 were $0.05 million and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended March 31,
	2024	2023
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$206	$348
Less: Income attributable to participating securities	(375)	(306)
Numerator for earnings per share — basic and diluted	$(169)	$42

Denominator for earnings per share – basic and diluted (1)	22,045,310	19,294,896
Basic and diluted net (loss) income per share	$(0.01)	$0.00
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
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering program with each of Jefferies LLC, BMO Capital Markets Corp., Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million.
The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts). During the three months ended March 31, 2024, 576,087 shares were issued under the ATM program. During the three months ended March 31, 2023, 55,082 shares were issued under the ATM program. As of March 31, 2024, the Company had approximately $105.8 million remaining that may be issued under the ATM Program.

	Three Months Ended March 31,
	2024	2023
Shares issued	576	55
Gross proceeds received	$8,211	$827
Fees, issuance and other costs	(344)	(117)
Net proceeds received	$7,867	$710
Average gross sales price per share	$14.25	$15.01
Dividends and Distributions
During the three months ended March 31, 2024, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $6.8 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.24 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 2, 2024	February 16, 2024	February 29, 2024	$0.24
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the three months ended March 31, 2024, the Company issued 151,916 LTIP Units to the Company’s CEO for his 2023 incentive bonus, his election to defer 100% of his 2024 annual salary and for long term incentive compensation, 51,490 LTIP Units to the Company’s President for his 2023 incentive bonus, 53,906 LTIP Units to the Company's Chief Financial Officer for his 2023 incentive bonus and for long term incentive compensation and 51,940 LTIP Units to certain other employees for their 2023 incentive bonus and for long term incentive compensation.
As of March 31, 2024 and December 31, 2023, non-controlling interests consisted of 4,799,318 OP Units and 1,193,873 LTIP Units and 4,387,334 OP Units and 884,621 LTIP Units, respectively. This represented approximately 20.8% and 19.3% of the outstanding Operating Partnership units as of March 31, 2024 and December 31, 2023, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of March 31, 2024, the remaining shares available under the Plan for future issuance was 1,047,055. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of March 31, 2024 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2024	498,402	884,621	311,737	1,694,760	$16.16
Granted	102,126	309,252	114,137	525,515	$14.35
Vesting of restricted shares and RSUs(5)	(41,999)	—	(24,195)	(66,194)	$14.76
Forfeited	(5,381)	—	(23,359)	(28,740)	$12.67
Outstanding, as of March 31, 2024	553,148	1,193,873	378,320	2,125,341	$15.80
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years. Also includes 5,336 shares of restricted stock granted to a consultant under the consultancy agreement with the Company, which shares will vest on February 28, 2025.
(3)Includes 151,916 LTIP Units granted to the Company’s CEO, 51,490 LTIP Units granted to the Company’s President and 53,906 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also includes 51,940 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years.
(4)Includes 79,296 RSUs granted to certain officers and employees of the Company during the three months ended March 31, 2024, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2026. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 34,841 time-based RSUs issued for 2023 incentive bonuses to certain employees that vested fully on February 2, 2024, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 38,275 of restricted shares and RSUs that vested and 27,919 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
During the year ended December 31, 2021, the Company issued 46,714 RSUs (the “2021 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2023. In February 2024, the Company's Corporate Governance and Compensation Committee of the Board of Directors determined that the Company's total stockholder return for such three-year performance period met the threshold performance hurdles for the 2021 Performance-Based Awards and, as a result, approved the payout of (i) 23,357 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $1.8 million and $1.6 million, respectively, in “General and administrative expenses” and $0.3 million and $0.3 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income (Loss) related to all awards.
As of March 31, 2024, there was $20.5 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.2 years.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of March 31, 2024 and December 31, 2023, 49,657 and 44,520 shares have been issued under the ESPP since commencement, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $0.01 million and $0.01 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of March 31, 2024, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to March 31, 2024:
The Company's Board of Directors approved, and on April 30, 2024, the Company declared a first quarter 2024 common stock dividend of $0.24 per share, which is payable on May 31, 2024 to stockholders of record as of May 8, 2024.
As of May 7, 2024, the Company had $15.0 million drawn on the Revolving Credit Facility.
As of May 7, 2024 and during the period subsequent to March 31, 2024, the Company acquired six leased properties for approximately $4.1 million, excluding closing costs.
As of May 7, 2024 and during the period subsequent to March 31, 2024, the Company issued 57,993 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $0.8 million.
As of May 7, 2024 and during the period subsequent to March 31, 2024, the Company had entered into definitive agreements to acquire 11 properties for approximately $3.5 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•fluctuations in interest rates;

•increased operating costs, repair and maintenance expenses and capital expenditures for our properties;
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the three months ended March 31, 2024, we acquired 29 properties leased to the USPS for approximately $18.9 million, including closing costs. As of March 31, 2024, our portfolio consists of 1,537 owned properties, located in 49 states and one territory and comprising approximately 6.0 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of May 7, 2024, we owned approximately 79.2% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements for our at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. During the three months ended March 31, 2024, 576,087 shares were issued under the ATM Program for approximately $8.2 million in gross proceeds. As of March 31, 2024, we had approximately $105.8 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of March 31, 2024, we owned a portfolio of 1,537 properties located in 49 states and one territory and leased primarily to the USPS. For the three months ended March 31, 2024, approximately 12.4% of our total rental income was concentrated in Pennsylvania.
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
Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and closure, relocation or consolidation of certain facilities and delivery routes, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The occurrence of a regional epidemic or a global pandemic, such as the COVID-19 pandemic, and measures taken to prevent its spread may also have a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. The lingering effect of the COVID-19 pandemic and other geopolitical and economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of March 31, 2024, properties leased to our tenants had an average remaining lease term of approximately three years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
Operating Expenses
We lease our properties primarily to the USPS. The majority of our leases are modified double-net leases, whereby the tenant is responsible for utilities, certain maintenance obligations and reimbursement of property taxes and the landlord is generally responsible for insurance, roof and structure. Thus, an increase in costs related to the landlord’s responsibilities under these leases could negatively influence our operating results. Refer to “Lease Renewal” below for further discussion.
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
Indebtedness and Interest Expense

Our credit facilities (the "Credit Facilities") consist of a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility"), a $75.0 million senior unsecured term loan facility (the "2021 Term Loan") and a $125.0 million senior unsecured term loan facility (the "2022 Term Loan"). We intend to use the Credit Facilities for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. We amortize on a non-cash basis the deferred financing costs associated with our debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.
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
Lease Renewal

As of May 7, 2024, the leases at 101of our properties, representing approximately 673,000 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders. Refer to “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the risks associated with the USPS.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023	$ Change	% Change
Revenues
Rental income	$16,604	$14,499	$2,105	14.5%
Fee and other	683	649	34	5.2%
Total revenues	17,287	15,148	2,139	14.1%

Operating expenses
Real estate taxes	2,302	1,983	319	16.1%
Property operating expenses	2,353	1,624	729	44.9%
General and administrative	4,292	4,159	133	3.2%
Depreciation and amortization	5,301	4,837	464	9.6%
Total operating expenses	14,248	12,603	1,645	13.1%

Income from operations	3,039	2,545	494	19.4%

Other income	50	114	(64)	(56.1)%

Interest expense, net
Contractual interest expense	(2,637)	(2,045)	(592)	28.9%
Write-off and amortization of deferred financing fees	(181)	(165)	(16)	9.7%
Interest income	1	—	1	100.0%
Total interest expense, net	(2,817)	(2,210)	(607)	27.5%

Income before income tax expense	272	449	(177)	(39.4)%
Income tax expense	(16)	(16)	—	—
Net income	$256	$433	$(177)	(40.9)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $2.1 million to $16.6 million for the three months ended March 31, 2024 from $14.5 million for the three months ended March 31, 2023, primarily due to the volume of our acquisitions.
Fee and other – Fee and other revenue increased by $0.03 million to $0.7 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023, primarily due to an increase in income received from advisory services.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.3 million to $2.3 million for the three months ended March 31, 2024 from $2.0 million for the three months ended March 31, 2023, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses increased by $0.7 million to $2.4 million for the three months ended March 31, 2024 from $1.6 million for the three months ended March 31, 2023. Property management expenses are included within property operating expenses and increased by $0.1 million to $0.9 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023. The remainder of the increase in property operating expenses of $0.5 million was related to an increase in insurance and repairs and maintenance expenses.
General and administrative – General and administrative expenses increased by $0.1 million to $4.3 million for the three months ended March 31, 2024 from $4.2 million for the three months ended March 31, 2023, primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.
Depreciation and amortization – Depreciation and amortization expense increased by $0.5 million to $5.3 million for the three months ended March 31, 2024 from $4.8 million for three months ended March 31, 2023, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.06 million to $0.05 million for the three months ended March 31, 2024 from $0.1 million for the three months ended March 31, 2023, primarily due to a decrease in property related insurance recoveries from claims.
Total Interest Expense, Net
During the three months ended March 31, 2024, we incurred total interest expense, net of $2.8 million compared to $2.2 million for the three months ended March 31, 2023. The increase in interest expense was primarily due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023
We had $1.9 million of cash and $0.8 million of escrows and reserves as of March 31, 2024 compared to $2.1 million of cash and $0.7 million of escrows and reserves as of March 31, 2023.

Cash flows from operating activities – Net cash provided by operating activities decreased by $1.3 million to $6.4 million for the three months ended March 31, 2024 compared to $7.7 million for the same period in 2023. The decrease was mainly attributable to the timing of receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $13.0 million of acquisitions and $0.9 million of escrow deposits for acquisition and construction, capital improvements and other investing activities. Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $17.4 million of acquisitions and $0.6 million of escrow deposits for acquisition and construction, capital improvements and other investing activities.

Cash flows from financing activities – Net cash provided by financing activities decreased by $3.8 million to $7.3 million for the three months ended March 31, 2024 compared to $11.0 million for the three months ended March 31, 2023. The decrease was primarily related to increased paydown of the Revolving Credit Facility and an increase in dividends and distributions during the three months ended March 31, 2024, partially offset by an increase in net proceeds received from issuance of shares during the same period.
Liquidity and Capital Resources
We had approximately $1.9 million of cash and $0.8 million of escrows and reserves as of March 31, 2024.

Revolving Credit Facility and Term Loans

We have entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility. the 2021 Term Loan and the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"), with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. As of March 31, 2024, we had $216.0 million of aggregate principal amount outstanding under our

Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and $16.0 million drawn on the Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of March 31, 2024, we were in compliance with all of the Credit Facilities’ debt covenants.

As of March 31, 2024, we had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
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
Consolidated Indebtedness
As of March 31, 2024, we had approximately $248.9 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2024 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of March 31, 2024	Interest Rate at March 31, 2024	Maturity Date
Revolving Credit Facility(1)	$16,000	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	75,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	125,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	312	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	100	6.00%	January 2025
AIG (7)	30,225	2.80%	January 2031
Total Principal	$248,890
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three months ended March 31, 2024, we incurred $0.07 million of unused facility fees related to the Revolving Credit Facility.
(2)Based upon the one-month Adjusted Term SOFR, which is the applicable Term Secured Overnight Financing Rate plus an adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon our achievement of certain sustainability targets for 2023, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ending December 31, 2024, which is reflected in the margins noted in the table above.

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
Secured Borrowings as of March 31, 2024
As of March 31, 2024, we had approximately $32.9 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.88% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2024, we paid cash dividends of $0.24 per share. Our Board of Directors approved, and on April 30, 2024, we declared a first quarter 2024 common stock dividend of $0.24 per share, which will be paid on May 31, 2024 to stockholders of record as of May 8, 2024.
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
Subsequent Real Estate Acquisitions
As of May 7, 2024 and during the period subsequent to March 31, 2024, we have acquired six properties in individual or portfolio transactions for an aggregate of approximately $4.1 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of March 31, 2024, our indebtedness was approximately $248.9 million, consisting of approximately $216.0 million of variable-rate debt and approximately $32.9 million of fixed-rate debt. Of the $216.0 million variable-rate debt, $200.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of March 31, 2024, approximately $16.0 million of our indebtedness was variable-rate debt and approximately $232.9 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.2 million on an annualized basis.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 15, 2024, Jeremy Garber, our president, entered into a pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, Mr. Garber can sell up to 10,000 shares of our Class A common stock between June 15, 2024 and June 14, 2025, subject to price and trading limitations under the plan.

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

POSTAL REALTY TRUST, INC.

Date: May 7, 2024	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)