Form 10-Q
period 2024-06-30
Postal Realty Trust, Inc.
filed 2024-08-06
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 2, 2024, the registrant had 23,033,326 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	June 30, 2024	December 31, 2023
Assets
Investments:
Real estate properties, at cost:
Land	$118,696	$106,074
Building and improvements	479,232	443,470
Tenant improvements	7,219	6,977
Total real estate properties, at cost	605,147	556,521
Less: Accumulated depreciation	(50,767)	(43,791)
Total real estate properties, net	554,380	512,730
Investment in financing leases, net	15,994	16,042
Total real estate investments, net	570,374	528,772
Cash	1,743	2,235
Escrow and reserves	868	632
Rent and other receivables	4,043	4,750
Prepaid expenses and other assets, net	14,061	13,369
Goodwill	1,536	1,536
Deferred rent receivable	1,754	1,542
In-place lease intangibles, net	13,479	14,154
Above market leases, net	308	355
Total Assets	$608,166	$567,345

Liabilities and Equity
Liabilities:
Term loans, net	$198,968	$198,801
Revolving credit facility	42,000	9,000
Secured borrowings, net	32,730	32,823
Accounts payable, accrued expenses and other, net	10,672	11,996
Below market leases, net	14,264	13,100
Total Liabilities	298,634	265,720
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 22,717,706 and 21,933,005 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	228	219
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	296,886	287,268
Accumulated other comprehensive income	6,899	4,621
Accumulated deficit	(58,533)	(48,546)
Total Stockholders’ Equity	245,480	243,562
Operating partnership unitholders’ non-controlling interests	64,052	58,063
Total Equity	309,532	301,625
Total Liabilities and Equity	$608,166	$567,345
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$17,364	$14,762	$33,969	$29,261
Fee and other	686	695	1,369	1,344
Total revenues	18,050	15,457	35,338	30,605
Operating expenses:
Real estate taxes	2,385	2,029	4,687	4,012
Property operating expenses	2,118	1,414	4,471	3,038
General and administrative	3,920	3,610	8,213	7,769
Depreciation and amortization	5,518	4,781	10,819	9,618
Total operating expenses	13,941	11,834	28,190	24,437
Income from operations	4,109	3,623	7,148	6,168
Other income	15	125	65	239
Interest expense, net:
Contractual interest expense	(2,888)	(2,302)	(5,525)	(4,347)
Write-off and amortization of deferred financing fees	(181)	(165)	(362)	(330)
Interest income	5	1	6	1
Total interest expense, net	(3,064)	(2,466)	(5,881)	(4,676)
Income before income tax expense	1,060	1,282	1,332	1,731
Income tax expense	(28)	(21)	(44)	(37)
Net income	1,032	1,261	1,288	1,694
Net income attributable to operating partnership unitholders’ non-controlling interests	(215)	(249)	(265)	(334)
Net income attributable to common stockholders	$817	$1,012	$1,023	$1,360
Net income per share:
Basic and Diluted	$0.02	$0.03	$0.01	$0.04
Weighted average common shares outstanding:
Basic and Diluted	22,339,245	19,544,833	22,192,277	19,417,304
Comprehensive income:
Net income	$1,032	$1,261	$1,288	$1,694
Unrealized gain on derivative instruments	14	3,399	2,833	562
Comprehensive income	1,046	4,660	4,121	2,256
Comprehensive income attributable to operating partnership unitholders’ non-controlling interests	(218)	(921)	(820)	(448)
Comprehensive income attributable to common stockholders	$828	$3,739	$3,301	$1,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	576,087	6	7,861	—	—	7,867	—	7,867
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,788	5,788
Issuance and amortization of equity-based compensation, net of forfeitures	120,941	1	1,147	—	—	1,148	965	2,113
Issuance and amortization under the employee stock purchase plan ("ESPP")	5,137	—	77	—	—	77	—	77
Restricted stock withholdings	(27,919)	—	(396)	—	—	(396)	—	(396)
Dividends and distributions	—	—	—	—	(5,520)	(5,520)	(1,339)	(6,859)
Unrealized gain on derivative instruments	—	—	—	2,267	—	2,267	552	2,819
Net income	—	—	—	—	206	206	50	256
Reallocation of non-controlling interest	—	—	(1,079)	—	—	(1,079)	1,079	—
Balance – March 31, 2024	22,634,457	$226	$294,878	$6,888	$(53,860)	$248,132	$65,158	$313,290
Net proceeds from sale of common stock	57,993	1	684	—	—	685	—	685
Shares issued upon redemption of operating partnership units	52,778	1	861	—	—	862	(862)	—
Issuance and amortization of equity-based compensation, net of forfeitures	(316)	—	722	—	—	722	711	1,433
Issuance and amortization under the ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(5,490)	(5,490)	(1,438)	(6,928)
Unrealized gain on derivative instruments	—	—	—	11	—	11	3	14
Net income	—	—	—	—	817	817	215	1,032
Reallocation of non-controlling interest	—	—	(265)	—	—	(265)	265	—
Balance – June 30, 2024	22,744,912	$228	$296,886	$6,899	$(58,533)	$245,480	$64,052	$309,532

Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	55,082	1	709	—	—	710	—	710
Shares issued upon redemption of operating partnership units	22,798	—	409	—	—	409	(409)	—
Issuance and amortization of equity-based compensation, net of forfeitures	146,627	1	1,376	—	—	1,377	568	1,945
Issuance and amortization under the ESPP	6,446	—	94	—	—	94	—	94
Restricted stock withholdings	(21,310)	—	(327)	—	—	(327)	—	(327)
Dividends and distributions	—	—	—	—	(4,787)	(4,787)	(1,176)	(5,963)
Unrealized loss on derivative instruments	—	—	—	(2,279)	—	(2,279)	(558)	(2,837)
Net income	—	—	—	—	348	348	85	433
Reallocation of non-controlling interest	—	—	(2,338)	—	—	(2,338)	2,338	—
Balance – March 31, 2023	19,764,915	$197	$254,030	$5,207	$(36,996)	$222,438	$55,328	$277,766
Net proceeds from sale of common stock	265,225	3	3,840	—	—	3,843	—	3,843
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	548	548
Cash redemption from non-controlling interests	—	—	—	—	—	—	(558)	(558)
Issuance and amortization of equity-based compensation, net of forfeitures	(165)	—	684	—	—	684	558	1,242
Issuance and amortization under the ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(4,770)	(4,770)	(1,167)	(5,937)
Unrealized gain on derivative instruments	—	—	—	2,727	—	2,727	672	3,399
Net income	—	—	—	—	1,012	1,012	249	1,261
Reallocation of non-controlling interest	—	—	(229)	—	—	(229)	229	—
Balance – June 30, 2023	20,029,975	$200	$258,331	$7,934	$(40,754)	$225,711	$55,859	$281,570
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,288	$1,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,039	6,071
Amortization of in-place intangibles	3,780	3,547
Write-off and amortization of deferred financing fees	362	330
Amortization of above/below market leases	(1,423)	(1,176)
Amortization of intangible liability	(119)	(49)
Gain on insurance proceeds received for damage due to property	(22)	—
Equity based compensation	3,565	3,207
Deferred rent receivable	(212)	(162)
Deferred rent expense payable	1	2
Other	(17)	23
Changes in assets and liabilities:
Rent and other receivables	770	884
Prepaid expenses and other assets	1,544	1,171
Accounts payable, accrued expenses and other	(270)	(935)
Net cash provided by operating activities	16,286	14,607

Cash flows from investing activities:
Acquisition of real estate	(41,775)	(32,863)
Escrows for acquisition deposits	(221)	(222)
Capital improvements	(1,568)	(968)
Insurance proceeds related to property damage claims	22	—
Other investing activities	(75)	(28)
Net cash used in investing activities	(43,617)	(34,081)

Cash flows from financing activities:

Repayments of secured borrowings	(103)	(97)
Proceeds from revolving credit facility	48,000	32,000
Repayments of revolving credit facility	(15,000)	(3,000)
Redemption of operating partnership units	—	(558)
Net proceeds from issuance of shares	8,552	4,561
Deferred offering costs	—	(107)
Proceeds from issuance of ESPP shares	64	79
Value of shares withheld for payment of taxes related to employee stock compensation	(513)	(467)
Dividends and distributions	(13,787)	(11,900)
Other financing activities	(138)	(137)
Net cash provided by financing activities	27,075	20,374

Net (decrease) increase in Cash and Escrows and Reserves	(256)	900
Cash and Escrows and Reserves at the beginning of period	2,867	2,042
Cash and Escrow and Reserves at the end of period	$2,611	$2,942

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued upon redemption of operating partnership units	862	409
Reallocation of non-controlling interest	1,344	2,567
Operating partnership units issued for property acquisitions	5,788	548
Unrealized gain on interest rate swaps, net	2,833	562
Accrued capital expenditures included in accounts payable and accrued expenses	120	235
Reclassification of acquisition deposits included in prepaid expenses and other assets	147	205
Write-off of fixed assets no longer in service	25	151
Reclassification of construction deposits included in prepaid expenses and other assets	57	113
Accrued costs of capital included in accounts payable and accrued expenses	130	8
Right of use assets, net	25	—

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2024, the Company held an approximately 79.3% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of June 30, 2024, the Company owned a portfolio of 1,607 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third-party property management services for an additional 360 properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Cash	$1,743	$2,235
Escrows and reserves:
Maintenance reserve	368	314
Real estate tax reserve	391	231
ESPP reserve	109	87
Total escrows and reserves	$868	$632
Cash and escrows and reserves	$2,611	$2,867
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of June 30, 2024 and December 31, 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash,

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of June 30, 2024 and December 31, 2023 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of June 30, 2024 and December 31, 2023, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $27.5 million and $28.0 million as compared to the principal balance of $32.9 million and $33.0 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap derivative assets was approximately $8.7 million and $6.4 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.1 million and $0.7 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and six months ended June 30, 2024 and 2023.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Concentration of Credit Risks
As of June 30, 2024, the Company’s properties were leased primarily to a single tenant, the USPS. For the six months ended June 30, 2024, approximately 12.2% of the Company’s total rental income, or $4.1 million, was concentrated in Pennsylvania. For the six months ended June 30, 2023, approximately 13.3% of the Company's total rental income, or $3.9 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of June 30, 2024 and 2023, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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
Note 3. Real Estate Transactions
The following tables summarizes the Company’s acquisitions for the six months ended June 30, 2024. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other	Total (1)
2024
March 31, 2024	(2)	29	$6,442	$12,362	$98	$1,372	$34	$(1,442)	$—	$18,866
June 30, 2024	(3)	70	$6,191	$21,955	$144	$1,733	$11	$(1,237)	$—	$28,797
Total		99	$12,633	$34,317	$242	$3,105	$45	$(2,679)	$—	$47,663
Explanatory Notes:
(1)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2024 and $0.5 million for the three months ended June 30, 2024.
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
(3)Includes the acquisition of 70 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $28.8 million, including closing costs, which was funded with cash consideration. Also, includes 36 properties acquired from a related party. See Note 9. Related Party Transactions for further details.
In addition, during the six months ended June 30, 2024, the Company sold one property with an immaterial net book value, which transaction was completed in April 2024.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
June 30, 2024:
In-place lease intangibles	$48,726	$(35,247)	$13,479
Above-market leases	731	(423)	308
Below-market leases	(25,619)	11,355	(14,264)

December 31, 2023:
In-place lease intangibles	$45,621	$(31,467)	$14,154
Above-market leases	686	(331)	355
Below-market leases	(22,940)	9,840	(13,100)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Amortization of in-place lease intangibles was $2.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2023, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above-market leases was $0.04 million and $0.09 million for the three and six months ended June 30, 2024, respectively, and $0.04 million and $0.08 million for the three and six months ended June 30, 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below-market leases was $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2024-Remaining	$3,643	$69	$(1,472)
2025	4,896	108	(2,396)
2026	2,816	79	(1,884)
2027	1,243	34	(1,484)
2028	486	8	(1,206)
Thereafter	395	10	(5,822)
Total	$13,479	$308	$(14,264)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Outstanding Balance as of June 30, 2024	Outstanding Balance as of December 31, 2023	Interest Rate at June 30, 2024	Maturity Date
Revolving Credit Facility(1)	$42,000	$9,000	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	75,000	75,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	125,000	125,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	307	316	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	100	194	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Total Principal	274,885	241,988
Unamortized deferred financing costs	(1,187)	(1,364)
Total Debt	$273,698	$240,624
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
During the three and six months ended June 30, 2024, the Company incurred $0.06 million and $0.1 million, respectively, and during the three and six months ended June 30, 2023, the Company incurred $0.07 million and $0.1 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of June 30, 2024, the Company was in compliance with all of the Credit Facilities’ debt covenants.
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
The weighted average maturity date for the Company's indebtedness as of June 30, 2024 and December 31, 2023 was approximately 3.5 years and 4.2 years, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The scheduled principal repayments of indebtedness as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2024 - Remaining	$9
2025	118
2026	42,635
2027	75,773
2028	125,799
Thereafter	30,551
Total	$274,885
Note 6. Derivatives and Hedging Activities

As of June 30, 2024, the Company had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

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

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2024	2023	2024	2023
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$1,341	$4,491	$5,491	$2,553
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$1,327	$1,092	$2,658	$1,991

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $3.1 million and $5.9 million for the three and six months ended June 30, 2024, respectively and $2.5 million and $4.7 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2024, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $0.1 million, which is at their termination value.
Note 7. Leases
Lessor Accounting
As of June 30, 2024, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through June 30, 2032. Certain leases had expired and were in holdover status as of June 30, 2024 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed payments	$15,119	$12,854	$29,559	$25,404
Variable payments	2,245	1,908	4,410	3,857
	$17,364	$14,762	$33,969	$29,261
Future minimum lease payments to be received as of June 30, 2024 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)(3)
2024 - Remaining	$26,096
2025	47,435
2026	38,384
2027	23,912
2028	14,564
Thereafter	12,994
Total	$163,385
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
(2)As of June 30, 2024, the leases at 87 of the Company's properties were expired and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)In August 2023, the Company received notice from the USPS to terminate the lease for one property, which termination became effective in February 2024.
Purchase Option Provisions

As of June 30, 2024, operating leases for 75 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of June 30, 2024, 71 of these properties had an aggregate carrying value of approximately $52.8 million with an aggregate purchase option price of approximately $68.2 million and the remaining four properties had an aggregate carrying value of approximately $3.3 million with purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of June 30, 2024 and December 31, 2023, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of June 30, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	As of June 30, 2024	As of December 31, 2023

Total minimum lease payment receivable	$31,509	$32,078
Less: unearned income	(15,515)	(16,036)
Investment in financing leases, net	$15,994	$16,042

Revenue earned under direct financing leases for each of the three and six months ended June 30, 2024 and 2023 were $0.3 million and $0.5 million, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of June 30, 2024 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2024 – Remaining	$569
2025	1,137
2026	1,137
2027	1,137
2028	1,137
Thereafter	26,392
Total	$31,509
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of June 30, 2024, these leases had remaining terms, including renewal options, of 1.1 years to 58.5 years and a weighted average remaining lease term of 23.8 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	As of June 30, 2024	As of December 31, 2023
ROU asset – operating leases	$895	$967
Lease liability – operating leases	$923	$994
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
Operating lease expense for the three and six months ended June 30, 2024 was $0.07 million and $0.1 million, respectively. Operating lease expense for the three and six months ended June 30, 2023 was $0.06 million and $0.1 million, respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2024 for the next five years and thereafter are as follows (in thousands):

2024 — Remaining	$39
2025	77
2026	70
2027	57
2028	50
Thereafter	1,668
Total future minimum lease payments	1,961
Interest discount	(1,038)
Total	$923
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three and six months ended June 30, 2024, income tax expense related to REAC was $0.02 million and $0.03 million, respectively. For the three and six months ended June 30, 2023, income tax expense related to REAC was $0.01 million and $0.03 million, respectively.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
other assets, net" on the Consolidated Balance Sheets. During the six months ended June 30, 2023, the Company reversed the remaining $0.02 million of unrecognized tax benefits and the corresponding indemnification asset due to the expiration of statute of limitations.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.3 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
In connection with the Company's IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. Rental expenses associated with the Office Lease for each of the three and six months ended June 30, 2024 and 2023 were $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. In May 2024, the Office Lease was extended to the end of 2024 at the same rental rate. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.

Right of First Offer Transactions

In connection with the Company's IPO and the related formation transactions, the Company entered into a Right of First Offer Agreement (the “ROFO Agreement”) with certain members of the family (the “Related Party”) of Andrew Spodek, the Company’s CEO. Pursuant to the ROFO Agreement, the Company has the right of first offer to acquire from the Related Party 250 properties that are currently managed by the Company. On May 30, 2024, the Company acquired from the Related Party a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs. The transaction was approved by a special committee of the Company’s Board of Directors consisting of four independent directors.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$817	$1,012	$1,023	$1,360
Less: Income attributable to participating securities	(405)	(346)	(780)	(652)
Numerator for earnings per share — basic and diluted	$412	$666	$243	$708

Denominator for earnings per share – basic and diluted (1)	22,339,245	19,544,833	22,192,277	19,417,304
Basic and diluted net income per share	$0.02	$0.03	$0.01	$0.04
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
The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts). During the three and six months ended June 30, 2024, 57,993 and 634,080 shares were issued under the ATM program. During the three and six months ended June 30, 2023, 265,225 and 320,307 shares were issued under the ATM program. As of June 30, 2024, the Company had approximately $105.0 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares issued	58	265	634	320
Gross proceeds received	$824	$3,996	$9,034	$4,823
Fees, issuance and other costs	(139)	(153)	(482)	(270)
Net proceeds received	$685	$3,843	$8,552	$4,553
Average gross sales price per share	$14.20	$15.07	$14.25	$15.06

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Dividends and Distributions
During the three and six months ended June 30, 2024, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $6.9 million and $13.7 million, respectively to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.24 per share or unit and $0.48 per share or unit, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 2, 2024	February 16, 2024	February 29, 2024	$0.24
April 30, 2024	May 8, 2024	May 31, 2024	$0.24
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the six months ended June 30, 2024, the Company issued 151,916 LTIP Units to the Company’s CEO for his 2023 incentive bonus, his election to defer 100% of his 2024 annual salary and for long term incentive compensation, 51,490 LTIP Units to the Company’s President for his 2023 incentive bonus, 53,906 LTIP Units to the Company's Chief Financial Officer for his 2023 incentive bonus and for long term incentive compensation, 43,526 LTIP Units in May 2024 to the Board of Directors for their annual retainers as compensation for their services as directors and for long term incentive compensation and 51,940 LTIP Units to certain other employees for their 2023 incentive bonus and for long term incentive compensation.
As of June 30, 2024 and December 31, 2023, non-controlling interests consisted of 4,746,540 OP Units and 1,237,399 LTIP Units and 4,387,334 OP Units and 884,621 LTIP Units, respectively. This represented approximately 20.7% and 19.3% of the outstanding Operating Partnership units as of June 30, 2024 and December 31, 2023, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the six months ended June 30, 2024, 52,778 OP Units were redeemed for 52,778 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of June 30, 2024, the remaining shares available under the Plan for future issuance was 1,021,972. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of June 30, 2024 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2024	498,402	884,621	311,737	1,694,760	$16.16
Granted	102,126	352,778	114,137	569,041	$14.30
Vesting of restricted shares and RSUs(5)	(41,999)	—	(24,195)	(66,194)	$14.76
Forfeited	(5,697)	—	(23,359)	(29,056)	$12.71
Outstanding, as of June 30, 2024	552,832	1,237,399	378,320	2,168,551	$15.76
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
(3)Includes 151,916 LTIP Units granted to the Company’s CEO, 51,490 LTIP Units granted to the Company’s President and 53,906 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also, includes 43,526 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 51,940 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years.
(4)Includes 79,296 RSUs granted to certain officers and employees of the Company during the six months ended June 30, 2024, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2026. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 34,841 time-based RSUs issued for 2023 incentive bonuses to certain employees that vested fully on February 2, 2024, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
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
During the three and six months ended June 30, 2024, the Company recognized compensation expense of $1.4 million and $3.2 million, respectively, and during the three and six months ended June 30, 2023, the Company recognized compensation expense of $1.2 million and $2.8 million, respectively, in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income related to all awards. During the three and six months ended June 30, 2024, the Company recognized compensation expense of $0.1 million and $0.4 million, respectively, and during

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
the three and six months ended June 30, 2023, the Company recognized compensation expense of $0.1 million and $0.4 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards.
As of June 30, 2024, there was $19.6 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.0 years.
In July 2024, the Company issued 4,545 LTIP Units to a consultant under the consultancy agreement with the Company.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of June 30, 2024 and December 31, 2023, 49,657 and 44,520 shares have been issued under the ESPP since commencement, respectively. During the three and six months ended June 30, 2024 , the Company recognized compensation expense of $0.01 million and $0.02 million, respectively and during the three and six months ended June 30, 2023, the Company recognized compensation expense of $0.01 million and $0.02 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of June 30, 2024, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to June 30, 2024:
The Company's Board of Directors approved, and on July 23, 2024, the Company declared a second quarter 2024 common stock dividend of $0.24 per share, which is payable on August 30, 2024 to stockholders of record as of August 2, 2024.
As of August 6, 2024, the Company had $39.0 million drawn on the Revolving Credit Facility.
As of August 6, 2024 and during the period subsequent to June 30, 2024, the Company acquired nine leased properties for approximately $3.4 million, excluding closing costs.
As of August 6, 2024 and during the period subsequent to June 30, 2024, the Company issued 306,708 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $4.4 million.
As of August 6, 2024 and during the period subsequent to June 30, 2024, the Company had entered into definitive agreements to acquire 16 properties for approximately $4.7 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the six months ended June 30, 2024, we acquired 99 properties leased to the USPS for approximately $47.7 million, including closing costs. As of June 30, 2024, our portfolio consists of 1,607 owned properties, located in 49 states and one territory and comprising approximately 6.2 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of August 2, 2024, we owned approximately 79.4% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements for our at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. During the six months ended June 30, 2024, 634,080 shares were issued under the ATM Program for approximately $9.0 million in gross proceeds. As of June 30, 2024, we had approximately $105.0 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of June 30, 2024, we owned a portfolio of 1,607 properties located in 49 states and one territory and leased primarily to the USPS. For the six months ended June 30, 2024, approximately 12.2% of our total rental income was concentrated in Pennsylvania.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of June 30, 2024, properties leased to our tenants had an average remaining lease term of approximately three years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Lease Renewal

As of July 29, 2024, the leases at 83 of our properties, representing approximately 701,000 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and the Three Months Ended June 30, 2023

	For the Three Months Ended June 30,
(Amounts in thousands)	2024	2023	$ Change	% Change
Revenues
Rental income	$17,364	$14,762	$2,602	17.6%
Fee and other	686	695	(9)	(1.3)%
Total revenues	18,050	15,457	2,593	16.8%

Operating expenses
Real estate taxes	2,385	2,029	356	17.5%
Property operating expenses	2,118	1,414	704	49.8%
General and administrative	3,920	3,610	310	8.6%
Depreciation and amortization	5,518	4,781	737	15.4%
Total operating expenses	13,941	11,834	2,107	17.8%

Income from operations	4,109	3,623	486	13.4%

Other income	15	125	(110)	(88.0)%

Interest expense, net
Contractual interest expense	(2,888)	(2,302)	(586)	25.5%
Write-off and amortization of deferred financing fees	(181)	(165)	(16)	9.7%
Interest income	5	1	4	400.0%
Total interest expense, net	(3,064)	(2,466)	(598)	24.2%

Income before income tax expense	1,060	1,282	(222)	(17.3)%
Income tax expense	(28)	(21)	(7)	33.3
Net income	$1,032	$1,261	$(229)	(18.2)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $2.6 million to $17.4 million for the three months ended June 30, 2024 from $14.8 million for the three months ended June 30, 2023, primarily due to the volume of our acquisitions.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $2.4 million for the three months ended June 30, 2024 from $2.0 million for the three months ended June 30, 2023, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.7 million to $2.1 million for the three months ended June 30, 2024 from $1.4 million for the three months ended June 30, 2023. Property management expenses are included within property operating expenses and increased by $0.2 million to $0.7 million for the three months ended June 30, 2024 from $0.5 million for the three months ended June 30, 2023. The remainder of the increase in property operating expenses of $0.5 million was related to an increase in insurance and repairs and maintenance expenses.

General and administrative – General and administrative expenses increased by $0.3 million to $3.9 million for the three months ended June 30, 2024 from $3.6 million for the three months ended June 30, 2023, primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.
Depreciation and amortization – Depreciation and amortization expense increased by $0.7 million to $5.5 million for the three months ended June 30, 2024 from $4.8 million for three months ended June 30, 2023, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.1 million to $0.02 million for the three months ended June 30, 2024 from $0.1 million for the three months ended June 30, 2023, primarily due to a decrease in property related insurance recoveries from claims.
Total Interest Expense, Net
During the three months ended June 30, 2024, we incurred total interest expense, net of $3.1 million compared to $2.5 million for the three months ended June 30, 2023. The increase in interest expense was primarily due to additional borrowings under the Credit Facilities and increased interest rates.
Comparison of the Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Rental income	$33,969	$29,261	$4,708	16.1%
Fee and other	1,369	1,344	25	1.9%
Total revenues	35,338	30,605	4,733	15.5%

Operating expenses
Real estate taxes	4,687	4,012	675	16.8%
Property operating expenses	4,471	3,038	1,433	47.2%
General and administrative	8,213	7,769	444	5.7%
Depreciation and amortization	10,819	9,618	1,201	12.5%
Total operating expenses	28,190	24,437	3,753	15.4%

Income from operations	7,148	6,168	980	15.9%

Other income	65	239	(174)	(72.8)%

Interest expense, net
Contractual interest expense	(5,525)	(4,347)	(1,178)	27.1%
Write-off and amortization of deferred financing fees	(362)	(330)	(32)	9.7%
Interest income	6	1	5	500.0%
Total interest expense, net	(5,881)	(4,676)	(1,205)	25.8%

Income before income tax expense	1,332	1,731	(399)	(23.1)%
Income tax expense	(44)	(37)	(7)	18.9%
Net income	$1,288	$1,694	$(406)	(24.0)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $4.7 million to $34.0 million for the six months ended June 30, 2024 from $29.3 million for the six months ended June 30, 2023, primarily due to the volume of our acquisitions.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.7 million to $4.7 million for the six months ended June 30, 2024 from $4.0 million for the six months ended June 30, 2023, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $1.4 million to $4.5 million for the six months ended June 30, 2024 from $3.0 million for the six months ended June 30, 2023. Property management expenses are included within property operating expenses and increased by $0.3 million to $1.6 million for the six months ended June 30, 2024 from $1.3 million for the six months ended June 30, 2023. The remainder of the increase of $1.1 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.
General and administrative – General and administrative expenses increased by $0.4 million to $8.2 million for the six months ended June 30, 2024 from $7.8 million for the six months ended June 30, 2023 primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.
Depreciation and amortization – Depreciation and amortization expense increased by $1.2 million to $10.8 million for the six months ended June 30, 2024 from $9.6 million for the six months ended June 30, 2023, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.2 million to $0.1 million for the six months ended June 30, 2024 from $0.2 million for the six months ended June 30, 2023, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the six months ended June 30, 2024, we incurred total interest expense, net of $5.9 million compared to $4.7 million for the six months ended June 30, 2023. The increase in interest expense is primarily related due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023
We had $1.7 million of cash and $0.9 million of escrows and reserves as of June 30, 2024 compared to $2.2 million of cash and $0.8 million of escrows and reserves as of June 30, 2023.

Cash flows from operating activities – Net cash provided by operating activities increased by $1.7 million to $16.3 million for the six months ended June 30, 2024 compared to $14.6 million for the same period in 2023. The increase is primarily due to the volume our acquisitions, all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $41.8 million of acquisitions and $1.9 million of escrow deposits for acquisitions , capital improvements and other investing activities. Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $32.9 million of acquisitions and $1.2 million of escrow deposits for acquisitions, capital improvements and other investing activities.

Cash flows from financing activities – Net cash provided by financing activities increased by $6.7 million to $27.1 million for the six months ended June 30, 2024 compared to $20.4 million for the six months ended June 30, 2023. The increase was primarily related to an increase in net proceeds received from issuance of shares during the same period and increased borrowings under the Revolving Credit Facility; partially offset by an increase in the payment of dividends and distributions during the six months ended June 30, 2024.

Liquidity and Capital Resources
We had approximately $1.7 million of cash and $0.9 million of escrows and reserves as of June 30, 2024.

Revolving Credit Facility and Term Loans

We have entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility. the 2021 Term Loan and the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"), with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. As of June 30, 2024, we had $242.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and $42.0 million drawn on the Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of June 30, 2024, we were in compliance with all of the Credit Facilities’ debt covenants.

As of June 30, 2024, we had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
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
Consolidated Indebtedness
As of June 30, 2024, we had approximately $274.9 million of outstanding consolidated principal indebtedness. The following table sets forth information as of June 30, 2024 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of June 30, 2024	Interest Rate at June 30, 2024	Maturity Date
Revolving Credit Facility(1)	$42,000	SOFR+148 bps(2)	January 2026
2021 Term Loan(1)	75,000	SOFR+143 bps(2)	January 2027
2022 Term Loan(1)	125,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	307	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	100	6.00%	January 2025
AIG (7)	30,225	2.80%	January 2031
Total Principal	$274,885
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three and six months ended June 30, 2024, we incurred $0.06 million and $0.1 million of unused facility fees related to the Revolving Credit Facility, respectively.
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
Secured Borrowings as of June 30, 2024
As of June 30, 2024, we had approximately $32.9 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.88% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and six months ended June 30, 2024, we paid cash dividends of $0.24 and $0.48 per share, respectively. Our Board of Directors approved, and on July 23, 2024, we declared a second quarter 2024 common stock dividend of $0.24 per share, which will be paid on August 30, 2024 to stockholders of record as of August 2, 2024.
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
Subsequent Real Estate Acquisitions
As of August 6, 2024 and during the period subsequent to June 30, 2024, we have acquired nine properties in individual or portfolio transactions for an aggregate of approximately $3.4 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of June 30, 2024, our indebtedness was approximately $274.9 million, consisting of approximately $242.0 million of variable-rate debt and approximately $32.9 million of fixed-rate debt. Of the $242.0 million variable-rate debt, $200.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of June 30, 2024, approximately $42.0 million of our indebtedness was variable-rate debt and approximately $232.9 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.4 million on an annualized basis.

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
Not applicable.

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

POSTAL REALTY TRUST, INC.

Date: August 6, 2024	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)