Form 10-Q
period 2024-09-30
Postal Realty Trust, Inc.
filed 2024-11-04
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of November 4, 2024, the registrant had 23,453,364 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	September 30, 2024	December 31, 2023
Assets
Investments:
Real estate properties, at cost:
Land	$119,293	$106,074
Building and improvements	489,156	443,470
Tenant improvements	7,333	6,977
Total real estate properties, at cost	615,782	556,521
Less: Accumulated depreciation	(54,406)	(43,791)
Total real estate properties, net	561,376	512,730
Investment in financing leases, net	15,973	16,042
Total real estate investments, net	577,349	528,772
Cash	970	2,235
Escrow and reserves	537	632
Rent and other receivables	6,086	4,750
Prepaid expenses and other assets, net	10,254	13,369
Goodwill	1,536	1,536
Deferred rent receivable	2,004	1,542
In-place lease intangibles, net	12,392	14,154
Above market leases, net	270	355
Assets held for sale, net	3,657	—
Total Assets	$615,055	$567,345

Liabilities and Equity
Liabilities:
Term loans, net	$199,051	$198,801
Revolving credit facility	44,000	9,000
Secured borrowings, net	33,915	32,823
Accounts payable, accrued expenses and other, net	14,715	11,996
Below market leases, net	14,408	13,100
Total Liabilities	306,089	265,720
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 23,313,185 and 21,933,005 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	233	219
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	306,006	287,268
Accumulated other comprehensive income	2,316	4,621
Accumulated deficit	(63,001)	(48,546)
Total Stockholders’ Equity	245,554	243,562
Operating partnership unitholders’ non-controlling interests	63,412	58,063
Total Equity	308,966	301,625
Total Liabilities and Equity	$615,055	$567,345
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$18,772	$15,438	$52,740	$44,699
Fee and other	895	668	2,264	2,012
Total revenues	19,667	16,106	55,004	46,711
Operating expenses:
Real estate taxes	2,487	2,089	7,174	6,101
Property operating expenses	2,536	1,917	7,007	4,955
General and administrative	3,884	3,352	12,094	11,121
Casualty and impairment losses, net	216	—	216	—
Depreciation and amortization	5,756	4,919	16,575	14,537
Total operating expenses	14,879	12,277	43,066	36,714
Income from operations	4,788	3,829	11,938	9,997
Other income	9	246	74	485
Interest expense, net:
Contractual interest expense	(3,246)	(2,446)	(8,771)	(6,793)
Write-off and amortization of deferred financing fees	(180)	(174)	(543)	(504)
Interest income	7	—	13	1
Total interest expense, net	(3,419)	(2,620)	(9,301)	(7,296)
Income before income tax expense	1,378	1,455	2,711	3,186
Income tax expense	(29)	(19)	(73)	(56)
Net income	1,349	1,436	2,638	3,130
Net income attributable to operating partnership unitholders’ non-controlling interests	(278)	(270)	(544)	(604)
Net income attributable to common stockholders	$1,071	$1,166	$2,094	$2,526
Net income per share:
Basic and Diluted	$0.03	$0.04	$0.04	$0.08
Weighted average common shares outstanding:
Basic and Diluted	22,737,484	20,277,417	22,375,339	19,712,504
Comprehensive (loss) income:
Net income	$1,349	$1,436	$2,638	$3,130
Unrealized (loss) gain on derivative instruments	(5,775)	2,070	(2,942)	2,632
Comprehensive (loss) income	(4,426)	3,506	(304)	5,762
Comprehensive income (loss) attributable to operating partnership unitholders’ non-controlling interests	913	(660)	95	(1,108)
Comprehensive (loss) income attributable to common stockholders	$(3,513)	$2,846	$(209)	$4,654

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	576,087	6	7,861	—	—	7,867	—	7,867
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,788	5,788
Issuance and amortization of equity-based compensation, net of forfeitures	120,941	1	1,147	—	—	1,148	965	2,113
Issuance and amortization under the employee stock purchase plan ("ESPP")	5,137	—	77	—	—	77	—	77
Restricted stock withholdings	(27,919)	—	(396)	—	—	(396)	—	(396)
Dividends and distributions	—	—	—	—	(5,520)	(5,520)	(1,339)	(6,859)
Unrealized gain on derivative instruments	—	—	—	2,267	—	2,267	552	2,819
Net income	—	—	—	—	206	206	50	256
Reallocation of non-controlling interest	—	—	(1,079)	—	—	(1,079)	1,079	—
Balance – March 31, 2024	22,634,457	$226	$294,878	$6,888	$(53,860)	$248,132	$65,158	$313,290
Net proceeds from sale of common stock	57,993	1	684	—	—	685	—	685
Shares issued upon redemption of operating partnership units	52,778	1	861	—	—	862	(862)	—
Issuance and amortization of equity-based compensation, net of forfeitures	(316)	—	722	—	—	722	711	1,433
Issuance and amortization under the ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(5,490)	(5,490)	(1,438)	(6,928)
Unrealized gain on derivative instruments	—	—	—	11	—	11	3	14
Net income	—	—	—	—	817	817	215	1,032
Reallocation of non-controlling interest	—	—	(265)	—	—	(265)	265	—
Balance – June 30, 2024	22,744,912	$228	$296,886	$6,899	$(58,533)	$245,480	$64,052	$309,532
Net proceeds from sale of common stock	601,266	5	8,374	—	—	8,379	—	8,379

Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	1,122	1,122
Issuance and amortization of equity-based compensation, net of forfeitures	(1,738)	—	719	—	40	759	697	1,456
Issuance and amortization under the ESPP	8,912	—	118	—	—	118	—	118
Restricted stock withholdings	(12,961)	—	(184)	—	—	(184)	—	(184)
Dividends and distributions	—	—	—	—	(5,579)	(5,579)	(1,452)	(7,031)
Unrealized loss on derivative instruments	—	—	—	(4,583)	—	(4,583)	(1,192)	(5,775)
Net income	—	—	—	—	1,071	1,071	278	1,349
Reallocation of non-controlling interest	—	—	93	—	—	93	(93)	—
Balance – September 30, 2024	23,340,391	$233	$306,006	$2,316	$(63,001)	$245,554	$63,412	$308,966

Balance – December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	55,082	1	709	—	—	710	—	710
Shares issued upon redemption of operating partnership units	22,798	—	409	—	—	409	(409)	—
Issuance and amortization of equity-based compensation, net of forfeitures	146,627	1	1,376	—	—	1,377	568	1,945
Issuance and amortization under the ESPP	6,446	—	94	—	—	94	—	94
Restricted stock withholdings	(21,310)	—	(327)	—	—	(327)	—	(327)
Dividends and distributions	—	—	—	—	(4,787)	(4,787)	(1,176)	(5,963)
Unrealized loss on derivative instruments	—	—	—	(2,279)	—	(2,279)	(558)	(2,837)
Net income	—	—	—	—	348	348	85	433
Reallocation of non-controlling interest	—	—	(2,338)	—	—	(2,338)	2,338	—
Balance – March 31, 2023	19,764,915	$197	$254,030	$5,207	$(36,996)	$222,438	$55,328	$277,766
Net proceeds from sale of common stock	265,225	3	3,840	—	—	3,843	—	3,843
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	548	548
Cash redemption from non-controlling interests	—	—	—	—	—	—	(558)	(558)
Issuance and amortization of equity-based compensation, net of forfeitures	(165)	—	684	—	—	684	558	1,242
Issuance and amortization under the ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(4,770)	(4,770)	(1,167)	(5,937)
Unrealized gain on derivative instruments	—	—	—	2,727	—	2,727	672	3,399

Net income	—	—	—	—	1,012	1,012	249	1,261
Reallocation of non-controlling interest	—	—	(229)	—	—	(229)	229	—
Balance – June 30, 2023	20,029,975	$200	$258,331	$7,934	$(40,754)	$225,711	$55,859	$281,570
Net proceeds from sale of common stock	1,114,997	11	16,178	—	—	16,189	—	16,189
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	2,753	2,753
Shares issued upon redemption of OP Units	379,635	4	6,271	—	—	6,275	(6,275)	—
Issuance and amortization of equity-based compensation, net of forfeitures	7,205	—	718	—	—	718	591	1,309
Issuance and amortization under ESPP	8,364	—	116	—	—	116	—	116
Dividends and distributions	—	—	—	—	(4,941)	(4,941)	(1,167)	(6,108)
Unrealized gain on derivative instruments	—	—	—	1,680	—	1,680	390	2,070
Net income	—	—	—	—	1,166	1,166	270	1,436
Reallocation of non-controlling interest	—	—	(2,029)	—	—	(2,029)	2,029	—
Balance – September 30, 2023	21,540,176	$215	$279,585	$9,614	$(44,529)	$244,885	$54,450	$299,335
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,638	$3,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,778	9,254
Amortization of in-place intangibles	5,797	5,283
Write-off and amortization of deferred financing fees and amortization of debt discounts	544	504
Amortization of above/below market leases	(2,188)	(1,776)
Amortization of intangible liability	(181)	(79)
Casualty and impairment losses	216	—
Gain on insurance proceeds received for damage due to property	(40)	(441)
Equity based compensation	5,000	4,529
Reclassification of cumulative dividends paid on forfeited awards	40	—
Deferred rent receivable	(462)	(249)
Deferred rent expense payable	1	3
Other	(29)	35
Changes in assets and liabilities:
Rent and other receivables	(1,246)	(486)
Prepaid expenses and other assets	973	315
Accounts payable, accrued expenses and other	2,456	1,299
Net cash provided by operating activities	24,297	21,321

Cash flows from investing activities:
Acquisition of real estate	(53,209)	(54,910)
Escrows for acquisition deposits	(380)	(269)
Capital improvements	(2,190)	(2,092)
Insurance proceeds related to property damage claims	40	441
Other investing activities	(154)	(15)
Net cash used in investing activities	(55,893)	(56,845)

Cash flows from financing activities:
Repayments of secured borrowings	(107)	(101)
Proceeds from term loans	—	35,000
Proceeds from revolving credit facility	57,000	49,000
Repayments of revolving credit facility	(22,000)	(49,000)
Redemption of operating partnership units	—	(558)
Net proceeds from issuance of shares	16,827	20,808
Deferred offering costs	—	(107)
Debt issuance costs	(5)	(261)
Proceeds from issuance of ESPP shares	163	182
Value of shares withheld for payment of taxes related to employee stock compensation	(700)	(467)
Dividends and distributions	(20,818)	(18,008)
Other financing activities	(124)	(119)
Net cash provided by financing activities	30,236	36,369

Net (decrease) increase in Cash and Escrows and Reserves	(1,360)	845
Cash and Escrows and Reserves at the beginning of period	2,867	2,042
Cash and Escrow and Reserves at the end of period	$1,507	$2,887

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued upon redemption of operating partnership units	862	6,683

Reallocation of non-controlling interest	1,250	4,595
Operating partnership units issued for property acquisitions	6,910	3,301
Transfer of investment properties, net to assets held for sale	3,657	—
Assumption of seller financing	1,400	—
Unrealized (loss) gain on interest rate swaps, net	(2,942)	2,632
Accrued capital expenditures included in accounts payable and accrued expenses	202	229
Reclassification of acquisition deposits included in prepaid expenses and other assets	147	205
Write-off of fixed assets no longer in service	62	147
Reclassification of construction deposits included in prepaid expenses and other assets	63	113
Accrued costs of capital included in accounts payable and accrued expenses	25	65
Right of use assets, net	281	—

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2024, the Company held an approximately 79.5% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of September 30, 2024, the Company owned a portfolio of 1,642 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
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
Deferred Costs and Discounts

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's existing credit facilities (the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of September 30, 2024, the net unamortized debt discounts was $0.2 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Cash	$970	$2,235
Escrows and reserves:
Maintenance reserve	395	314
Real estate tax reserve	85	231
ESPP reserve	57	87
Total escrows and reserves	$537	$632
Cash and escrows and reserves	$1,507	$2,867
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

Fair Value Measurements

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of September 30, 2024 and December 31, 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of September 30, 2024 and December 31, 2023 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of September 30, 2024 and December 31, 2023, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $29.7 million and $28.0 million as compared to the principal balance of $34.3 million and $33.0 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap derivative assets was approximately $3.8 million and $6.4 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the fair value of the Company's interest rate swap derivative liabilities was approximately $1.1 million and $0.7 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. The Company had two properties classified as held for sale as of September 30, 2024. There were no properties classified as held for sale as of December 31, 2023.
Impairment of Long-Lived Assets
The carrying value of real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the asset’s carrying amount over its estimated fair value. Impairment analyses will be based on current plans, intended holding periods and available market information at the time the analyses are prepared. If estimates of the projected future cash flows, anticipated holding periods or market conditions change, the evaluation of impairment losses may be different and such differences may be material. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. No impairments were recorded during the three and nine months ended September 30, 2024 and 2023.
Concentration of Credit Risks
As of September 30, 2024, the Company’s properties were leased primarily to a single tenant, the USPS. For the nine months ended September 30, 2024, approximately 12.2% of the Company’s total rental income, or $6.4 million, was concentrated in Pennsylvania. For the nine months ended September 30, 2023, approximately 13.5% of the Company's total rental income, or $6.0 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of September 30, 2024 and 2023, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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
Note 3. Real Estate Transactions
The following tables summarizes the Company’s acquisitions for the nine months ended September 30, 2024. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2024
March 31, 2024	(3)	29	$6,442	$12,362	$98	$1,372	$34	$(1,442)	$—	$18,866
June 30, 2024	(4)	70	$6,191	$21,955	$144	$1,733	$11	$(1,237)	$—	$28,797
September 30, 2024	(5)	35	$2,313	$11,263	$122	$1,111	$—	$(1,015)	$(34)	$13,760
Total		134	$14,946	$45,580	$364	$4,216	$45	$(3,694)	$(34)	$61,423
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases with purchase options on one property and a below market ground lease intangible asset on one property during the three months ended September 30, 2024 that is included in “Accounts payable, accrued expenses and other" and "Prepaid expenses and other assets, net" on the Consolidated Balance Sheets, respectively.
(2)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2024, $0.5 million for the three months ended June 30, 2024 and $0.4 million for the three months ended September 30, 2024. The total for the three months ended September 30, 2024 includes a debt discount on two properties that is included in "Secured Borrowings, net."
(3)Includes the acquisition of 29 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $18.9 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $5.8 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
(4)Includes the acquisition of 70 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $28.8 million, including closing costs, which was funded with cash consideration. Also, includes 36 properties acquired from a related party. See Note 9. Related Party Transactions for further details.
(5)Includes the acquisition of 35 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $13.8 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $1.1 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Also includes, a debt discount on two properties during three months ended September 30, 2024 that is included in "Secured Borrowings, net." See Note 5. Debt for further details.
In addition, during the nine months ended September 30, 2024, the Company sold one property with an immaterial net book value, which transaction was completed in April 2024.

     Assets Held for Sale
During the three and nine months ended September 30, 2024, the Company committed to plans to dispose of two properties with an aggregate carrying balance of $3.7 million, consisting of $1.7 million of land and $2.0 million of buildings and other real estate assets and classified those properties as "Assets held for sale, net" on the Company's Consolidated Balance Sheet. Subsequent to quarter end, the Company sold the two assets for an aggregate $6.3 million to two independent buyers.

Casualty Loss
During the three and nine months ended September 30, 2024, the Company recorded a casualty loss of $0.2 million reflecting the net book value of such asset damaged as a result of vandalism included within "Casualty and impairment losses" in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
The Company has comprehensive all risk property insurance coverage on its property subject to the casualty loss, including for business interruption, with a $1.5 million limit of liability, subject to conditions, exclusions, deductibles and sub-limits.
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets and any related expenses incurred, the excess will be reflected as income in the period those amounts are determinable and approved by the insurance company.
No determination has been made as to the total amount of timing of insurance payments that may be received as a result of the event.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
September 30, 2024:
In-place lease intangibles	$49,582	$(37,190)	$12,392
Above-market leases	728	(458)	270
Below-market leases	(26,543)	12,135	(14,408)

December 31, 2023:
In-place lease intangibles	$45,621	$(31,467)	$14,154
Above-market leases	686	(331)	355
Below-market leases	(22,940)	9,840	(13,100)
Amortization of in-place lease intangibles was $2.0 million and $5.8 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $5.3 million for the three and nine months ended September 30, 2023, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Amortization of acquired above-market leases was $0.04 million and $0.1 million for each of the three and nine months ended September 30, 2024 and 2023, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of acquired below-market leases was $0.8 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2024-Remaining	$1,729	$31	$(732)
2025	5,131	108	(2,536)
2026	3,005	79	(2,024)
2027	1,428	34	(1,655)
2028	613	8	(1,312)
Thereafter	486	10	(6,149)
Total	$12,392	$270	$(14,408)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Outstanding Balance as of September 30, 2024	Outstanding Balance as of December 31, 2023	Interest Rate at September 30, 2024	Maturity Date
Revolving Credit Facility(1)	$44,000	$9,000	SOFR+158 bps(2)	January 2026
2021 Term Loan(1)	75,000	75,000	SOFR+153 bps(2)	January 2027
2022 Term Loan(1)	125,000	125,000	SOFR+153 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	303	316	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	100	194	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024 (8)	1,400	—	5.00%	September 2039
Total Principal	278,281	241,988
Unamortized deferred financing costs	(1,104)	(1,364)
Unamortized debt discount	(211)	—
Total Debt	$276,966	$240,624
Explanatory Notes:
(1)The Company have entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility, the $75.0 million senior unsecured term loan facility (the "2021 Term Loan") and the $125.0 million senior unsecured term loan facility (the "2022 Term Loan"). On October 25, 2024, the Company amended the Credit Facilities (the "Third Amendment") to, among other things, replace the Bank of Montreal with Truist Bank as the administrative agent, letter of credit issuer and swingline lender. In addition, the Third Amendment increases the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million in which the Company further exercised $40.0 million under the 2022 Term Loan, and on a delayed-draw basis, $10.0 million. The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional $150.0 million under the Revolving Credit Facility, subject to customary terms and conditions. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three and nine months ended September 30, 2024, the Company incurred $0.05 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2023, the Company incurred $0.07 million and $0.2 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of September 30, 2024, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is the applicable Term Secured Overnight Financing Rate plus an adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon the Company's achievement of certain

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
(8)In connection with the acquisition of two properties, the Company obtained seller financing secured by the properties in the amount of $1.4 million based on a fixed interest rate of 5.00% with interest-only payments through September 1, 2039.
The weighted average maturity date for the Company's indebtedness as of September 30, 2024 and December 31, 2023 was approximately 3.3 years and 4.2 years, respectively.
The scheduled principal repayments of indebtedness as of September 30, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2024 - Remaining	$5
2025	118
2026	44,637
2027	75,779
2028	125,805
Thereafter	31,937
Total	$278,281

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 6. Derivatives and Hedging Activities

As of September 30, 2024, the Company had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

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

On October 25, 2024, in connection with the exercise of the $40.0 million term loan accordion under the 2022 Term Loan, the Company further entered into an interest rate swap that effectively fixed the interest rate on the additional $40.0 million of the 2022 Term Loan through February 2028 at 5.3705%.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified from “Accumulated other comprehensive (loss) income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2024	2023	2024	2023
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive (loss) income"	$(4,456)	$3,345	$1,035	$5,897
Amount of income reclassified from "Accumulated other comprehensive (loss) income" into interest expense	$1,319	$1,275	$3,977	$3,265

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income, in which the effects of cash flow hedges are recorded, totaled $3.4 million and $9.3 million for the three and nine months ended September 30, 2024, respectively and $2.6 million and $7.3 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2024, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $1.1 million, which is at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of September 30, 2024, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through December 31, 2034. Certain leases had expired and were in holdover status as of September 30, 2024 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed payments	$16,219	$13,299	$45,777	$38,703
Variable payments	2,553	2,139	6,963	5,996
	$18,772	$15,438	$52,740	$44,699
Future minimum lease payments to be received as of September 30, 2024 (excluding base rental payments from properties classified as held for sale under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)(3)
2024 - Remaining	$14,804
2025	56,523
2026	47,850
2027	33,614
2028	23,157
Thereafter	49,721
Total	$225,669
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of September 30, 2024, the leases at 24 of the Company's properties were expired and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
(3)In August 2023, the Company received notice from the USPS to terminate the lease for one property, which termination became effective in February 2024.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Purchase Option Provisions

As of September 30, 2024, operating leases for 76 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of September 30, 2024, 72 of these properties had an aggregate carrying value of approximately $54.5 million with an aggregate purchase option price of approximately $71.1 million and the remaining four properties had an aggregate carrying value of approximately $3.3 million with purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of September 30, 2024 and December 31, 2023, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of September 30, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	As of September 30, 2024	As of December 31, 2023

Total minimum lease payment receivable	$31,225	$32,078
Less: unearned income	(15,252)	(16,036)
Investment in financing leases, net	$15,973	$16,042

Revenue earned under direct financing leases for each of the three and nine months ended September 30, 2024 and 2023 were $0.3 million and $0.8 million, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of September 30, 2024 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
2024 – Remaining	$284
2025	1,137
2026	1,137
2027	1,137
2028	1,137
Thereafter	26,393
Total	$31,225
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of September 30, 2024, these leases had remaining terms, including renewal options, of 0.8 years to 58.3 years and a weighted average remaining lease term of 23.2 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
ROU asset – operating leases	$1,199	$967
Lease liability – operating leases	$1,171	$994

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
Operating lease expense for the three and nine months ended September 30, 2024 was $0.07 million and $0.2 million, respectively. Operating lease expense for the three and nine months ended September 30, 2023 was $0.05 million and $0.2 million, respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2024 for the next five years and thereafter are as follows (in thousands):

2024 — Remaining	$35
2025	100
2026	93
2027	79
2028	73
Thereafter	2,017
Total future minimum lease payments	2,397
Interest discount	(1,226)
Total	$1,171
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three and nine months ended September 30, 2024, income tax expense related to REAC was $0.02 million and $0.05 million, respectively. For the three and nine months ended September 30, 2023, income tax expense related to REAC was $0.02 million and $0.05 million, respectively.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Accrued management fees receivable of $0.4 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
In connection with the Company's IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. Rental expenses associated with the Office Lease for each of the three and nine months ended September 30, 2024 and 2023 were $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases. In May 2024, the Office Lease was extended to the end of 2024 at the same rental rate.

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

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.9 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$1,071	$1,166	$2,094	$2,526
Less: Income attributable to participating securities	(385)	(361)	(1,165)	(1,013)
Numerator for earnings per share — basic and diluted	$686	$805	$929	$1,513

Denominator for earnings per share – basic and diluted (1)	22,737,484	20,277,417	22,375,339	19,712,504
Basic and diluted net income per share	$0.03	$0.04	$0.04	$0.08
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
The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts). During the three and nine months ended September 30, 2024, 601,266 and 1,235,346 shares were issued under the ATM program. During the three and nine months ended September 30, 2023, 1,114,997 and 1,435,304 shares were issued under the ATM program. As of September 30, 2024, the Company had approximately $96.4 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares issued	601	1,115	1,235	1,435
Gross proceeds received	$8,659	$16,744	$17,693	$21,568
Fees, issuance and other costs	(280)	(555)	(762)	(826)
Net proceeds received	$8,379	$16,189	$16,931	$20,742
Average gross sales price per share	$14.40	$15.02	$14.32	$15.03

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Dividends and Distributions
During the three and nine months ended September 30, 2024, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $7.0 million and $20.8 million, respectively to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.24 per share or unit and $0.72 per share or unit, respectively, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 2, 2024	February 16, 2024	February 29, 2024	$0.24
April 30, 2024	May 8, 2024	May 31, 2024	$0.24
July 23, 2024	August 2, 2024	August 30, 2024	$0.24
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the nine months ended September 30, 2024, the Company issued 151,916 LTIP Units to the Company’s CEO for his 2023 incentive bonus, his election to defer 100% of his 2024 annual salary and for long term incentive compensation, 51,490 LTIP Units to the Company’s President for his 2023 incentive bonus, 53,906 LTIP Units to the Company's Chief Financial Officer for his 2023 incentive bonus and for long term incentive compensation, 43,526 LTIP Units in May 2024 to the Board of Directors for their annual retainers as compensation for their services as directors and for long term incentive compensation and 51,940 LTIP Units to certain other employees for their 2023 incentive bonus and for long term incentive compensation and 4,545 LTIP Units to a consultant under the consultancy agreement with the Company.
As of September 30, 2024 and December 31, 2023, non-controlling interests consisted of 4,827,324 OP Units and 1,241,944 LTIP Units and 4,387,334 OP Units and 884,621 LTIP Units, respectively. This represented approximately 20.5% and 19.3% of the outstanding Operating Partnership units as of September 30, 2024 and December 31, 2023, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the nine months ended September 30, 2024, 52,778 OP Units were redeemed for 52,778 shares of Class A common stock. During the nine months ended September 30, 2023, 402,433 OP Units were redeemed for 402,433 shares of Class A common stock.For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. During the nine months ended September 30, 2023, 37,500 OP Units were also redeemed for cash for the total amount of $0.6 million.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

Pursuant to the Company’s Plan, the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of September 30, 2024, the remaining shares available under the Plan for future issuance was 1,058,475. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of September 30, 2024 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2024	498,402	884,621	311,737	1,694,760	$16.16
Granted	102,125	357,323	114,136	573,584	$14.29
Vesting of restricted shares and RSUs(5)	(51,581)	—	(50,544)	(102,125)	$14.93
Forfeited	(33,784)	—	(28,383)	(62,167)	$14.02
Outstanding, as of September 30, 2024	515,162	1,241,944	346,946	2,104,052	$15.77
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
(3)Includes 151,916 LTIP Units granted to the Company’s CEO, 51,490 LTIP Units granted to the Company’s President and 53,906 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also, includes 43,526 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 51,940 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years and 4,545 LTIP Units granted to a consultant under the consultancy agreement with the Company, which shares will vest on June 30, 2025.
(4)Includes 79,296 RSUs granted to certain officers and employees of the Company during the nine months ended September 30, 2024, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2026. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 34,841 time-based RSUs issued for 2023 incentive bonuses to certain employees that vested fully on February 2, 2024, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 61,245 of restricted shares and RSUs that vested and 40,880 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
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
During the three and nine months ended September 30, 2024, the Company recognized compensation expense of $1.4 million and $4.5 million, respectively, and during the three and nine months ended September 30, 2023, the Company recognized compensation expense of $1.2 million and $4.1 million, respectively, in “General and administrative expenses” in

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
the Consolidated Statements of Operations and Comprehensive (Loss) Income related to all awards. During the three and nine months ended September 30, 2024, the Company recognized compensation expense of $0.1 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2023, the Company recognized compensation expense of $0.1 million and $0.5 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive (Loss) Income related to all awards.
As of September 30, 2024, there was $17.8 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.9 years.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of September 30, 2024 and December 31, 2023, 58,569 and 44,520 shares have been issued under the ESPP since commencement, respectively. During the three and nine months ended September 30, 2024 , the Company recognized compensation expense of $0.02 million and $0.04 million, respectively and during the three and nine months ended September 30, 2023, the Company recognized compensation expense of $0.01 million and $0.03 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of September 30, 2024, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to September 30, 2024:
The Company's Board of Directors approved, and on October 22, 2024, the Company declared a third quarter 2024 common stock dividend of $0.24 per share, which is payable on November 29, 2024 to stockholders of record as of November 4, 2024.
On October 25, 2024, the Company entered into the Third Amendment to the Credit Facilities. See Note 5. Debt for additional details. As of November 4, 2024, the Company had $7.0 million drawn on the Revolving Credit Facility.
As of November 4, 2024 and during the period subsequent to September 30, 2024, the Company acquired 13 leased properties for approximately $4.2 million, excluding closing costs.
As of November 4, 2024 and during the period subsequent to September 30, 2024, the Company issued 140,179 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $2.0 million.
As of November 4, 2024 and during the period subsequent to September 30, 2024, the Company had entered into definitive agreements to acquire 29 properties for approximately $10.6 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the nine months ended September 30, 2024, we acquired 134 properties leased to the USPS for approximately $61.4 million, including closing costs. As of September 30, 2024, our portfolio consists of 1,642 owned properties, located in 49 states and one territory and comprising approximately 6.3 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of November 4, 2024, we owned approximately 79.1% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements for our at-the-market offering program (the "ATM Program") with each of Jefferies LLC, BMO Capital Markets Corp., Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. During the nine months ended September 30, 2024, 1,235,346 shares were issued under the ATM Program for approximately $17.7 million in gross proceeds. As of September 30, 2024, we had approximately $96.4 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of September 30, 2024, we owned a portfolio of 1,642 properties located in 49 states and one territory and leased primarily to the USPS. For the nine months ended September 30, 2024, approximately 12.2% of our total rental income was concentrated in Pennsylvania.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of September 30, 2024, properties leased to our tenants had an average remaining lease term of approximately three years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense

Our credit facilities (the "Credit Facilities") consist of a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility"), a $75.0 million senior unsecured term loan facility (the "2021 Term Loan") and a $125.0 million senior unsecured term loan facility (the "2022 Term Loan"). On October 25, 2024, we amended the Credit Facilities (the "Third Amendment") to, among other things, replaces the Bank of Montreal with Truist Bank as the administrative agent, letter of credit issuer and swingline lender. In addition, the third amendment increases the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million in which we further exercised $40.0 million under the 2022 Term Loan, and on a delayed-draw basis, $10.0 million. We intend to use the Credit Facilities for working capital purposes, which may include repayment of mortgage indebtedness, property acquisitions and other general corporate purposes. We amortize on a non-cash basis the deferred financing costs associated with our debt to interest expense using the straight-line method, which approximates the effective interest rate method over the terms of the related loans. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with our property acquisitions. The debt premiums discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method. Any changes to the debt structure, including debt financing associated with property acquisitions, could materially influence the operating results depending on the terms of any such indebtedness.
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
Lease Renewal

As of November 4, 2024, the leases at 17 of our properties, representing approximately 500,000 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and the Three Months Ended September 30, 2023

	For the Three Months Ended September 30,
(Amounts in thousands)	2024	2023	$ Change	% Change
Revenues
Rental income	$18,772	$15,438	$3,334	21.6%
Fee and other	895	668	227	34.0%
Total revenues	19,667	16,106	3,561	22.1%

Operating expenses
Real estate taxes	2,487	2,089	398	19.1%
Property operating expenses	2,536	1,917	619	32.3%
General and administrative	3,884	3,352	532	15.9%
Casualty and impairment losses, net	216	—	216	N/A
Depreciation and amortization	5,756	4,919	837	17.0%
Total operating expenses	14,879	12,277	2,602	21.2%

Income from operations	4,788	3,829	959	25.0%

Other income	9	246	(237)	(96.3)%

Interest expense, net
Contractual interest expense	(3,246)	(2,446)	(800)	32.7%
Write-off and amortization of deferred financing fees	(180)	(174)	(6)	3.4%
Interest income	7	—	7	N/A
Total interest expense, net	(3,419)	(2,620)	(799)	30.5%

Income before income tax expense	1,378	1,455	(77)	(5.3)%
Income tax expense	(29)	(19)	(10)	52.6%
Net income	$1,349	$1,436	$(87)	(6.1)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $3.4 million to $18.8 million for the three months ended September 30, 2024 from $15.4 million for the three months ended September 30, 2023, primarily due to the volume of our acquisitions.

Fee and other – Fee and other revenue increased by $0.2 million to $0.9 million for the three months ended September 30, 2024 from $0.7 million for the three months ended September 30, 2023, primarily due to an increase in income received from advisory services and an increase in management fees.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $2.5 million for the three months ended September 30, 2024 from $2.1 million for the three months ended September 30, 2023, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.6 million to $2.5 million for the three months ended September 30, 2024 from $1.9 million for the three months ended September 30, 2023. Property management expenses are included within property operating expenses and increased by $0.1 million to $0.7 million for the three months ended September 30, 2024 from $0.6 million for the three months ended September 30, 2023. The remainder of the increase in property operating expenses of $0.5 million was related to an increase in insurance and repair and maintenance expenses.
General and administrative – General and administrative expenses increased by $0.5 million to $3.9 million for the three months ended September 30, 2024 from $3.4 million for the three months ended September 30, 2023, primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.
Casualty and impairment losses - Casualty and impairment losses for the three months ended September 30, 2024 was $0.2 million which reflects a casualty loss of $0.2 million for an asset damaged as a result of vandalism. No casualty and impairment losses occurred for the three months ended September 30, 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $0.9 million to $5.8 million for the three months ended September 30, 2024 from $4.9 million for three months ended September 30, 2023, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.2 million to $0.01 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023, primarily due to a decrease in property related insurance recoveries from claims.
Total Interest Expense, Net
During the three months ended September 30, 2024, we incurred total interest expense, net of $3.4 million compared to $2.6 million for the three months ended September 30, 2023. The increase in interest expense was primarily due to additional borrowings under the Credit Facilities and increased interest rates.

Comparison of the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Rental income	$52,740	$44,699	$8,041	18.0%
Fee and other	2,264	2,012	252	12.5%
Total revenues	55,004	46,711	8,293	17.8%

Operating expenses
Real estate taxes	7,174	6,101	1,073	17.6%
Property operating expenses	7,007	4,955	2,052	41.4%
General and administrative	12,094	11,121	973	8.7%
Casualty and impairment losses, net	216	—	216	N/A
Depreciation and amortization	16,575	14,537	2,038	14.0%
Total operating expenses	43,066	36,714	6,352	17.3%

Income from operations	11,938	9,997	1,941	19.4%

Other income	74	485	(411)	(84.7)%

Interest expense, net
Contractual interest expense	(8,771)	(6,793)	(1,978)	29.1%
Write-off and amortization of deferred financing fees	(543)	(504)	(39)	7.7%
Interest income	13	1	12	1,200.0%
Total interest expense, net	(9,301)	(7,296)	(2,005)	27.5%

Income before income tax expense	2,711	3,186	(475)	(14.9)%
Income tax expense	(73)	(56)	(17)	30.4%
Net income	$2,638	$3,130	$(492)	(15.7)%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $8.0 million to $52.7 million for the nine months ended September 30, 2024 from $44.7 million for the nine months ended September 30, 2023, primarily due to the volume of our acquisitions.
Fee and other – Fee and other revenue increased by $0.3 million to $2.3 million for the nine months ended September 30, 2024 from $2.0 million for the nine months ended September 30, 2024, primarily due to an increase in income received from advisory services and an increase in management fees.
Operating Expense
Real estate taxes – Real estate taxes increased by $1.1 million to $7.2 million for the nine months ended September 30, 2024 from $6.1 million for the nine months ended September 30, 2023, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $2.0 million to $7.0 million for the nine months ended September 30, 2024 from $5.0 million for the nine months ended September 30, 2023. Property management expenses are included within property operating expenses and increased by $0.4 million to $2.3 million for the nine months ended September 30, 2024 from $1.9 million for the nine months ended September 30, 2023. The remainder of the increase of $1.7 million is related to expenses for repairs and maintenance and insurance, which increase is due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $1.0 million to $12.1 million for the nine months ended September 30, 2024 from $11.1 million for the nine months ended September 30, 2023 primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.
Casualty and impairment losses - Casualty and impairment losses for the nine months ended September 30, 2024 was $0.2 million which reflects a casualty loss of $0.2 million for an asset damaged as a result of vandalism. No casualty and impairment losses occurred for the nine months ended September 30, 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $2.1 million to $16.6 million for the nine months ended September 30, 2024 from $14.5 million for the nine months ended September 30, 2023, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.4 million to $0.1 million for the nine months ended September 30, 2024 from $0.5 million for the nine months ended September 30, 2023, primarily due to lower insurance recoveries.
Total Interest Expense, Net
During the nine months ended September 30, 2024, we incurred total interest expense, net of $9.3 million compared to $7.3 million for the nine months ended September 30, 2023. The increase in interest expense is primarily related due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Nine Months Ended September 30, 2024 and the Nine Months Ended September 30, 2023
We had $1.0 million of cash and $0.5 million of escrows and reserves as of September 30, 2024 compared to $2.5 million of cash and $0.4 million of escrows and reserves as of September 30, 2023.

Cash flows from operating activities – Net cash provided by operating activities increased by $3.0 million to $24.3 million for the nine months ended September 30, 2024 compared to $21.3 million for the same period in 2023. The increase is primarily due to the volume our acquisitions, all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $53.2 million of acquisitions and $2.7 million of escrow deposits for acquisitions, capital improvements and other investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $54.9 million of acquisitions and $2.4 million of escrow deposits for acquisitions, capital improvements and other investing activities.

Cash flows from financing activities – Net cash provided by financing activities decreased by $6.2 million to $30.2 million for the nine months ended September 30, 2024 compared to $36.4 million for the nine months ended September 30, 2023. The decrease was primarily related to a decrease in net proceeds received from issuance of shares during the same period partially offset by an increase in the payment of dividends and distributions during the nine months ended September 30, 2024.
Liquidity and Capital Resources
We had approximately $1.0 million of cash and $0.5 million of escrows and reserves as of September 30, 2024.

Revolving Credit Facility and Term Loans

We have entered into the Credit Facilities, which include the $150.0 million Revolving Credit Facility. the 2021 Term Loan and the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"), with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On October 25, 2024, we entered into the Third Amendment, replacing Bank of Montreal as the administrative agent with Truist Bank and further exercised $40.0 million of term loan accordion under the 2022 Term Loan and, on a delayed-draw basis, $10.0 million of 2022 Term Loan.

As of September 30, 2024, we had $244.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $125.0 million drawn on the 2022 Term Loan and $44.0 million drawn on the Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of September 30, 2024, we were in compliance with all of the Credit Facilities’ debt covenants.

As of September 30, 2024, we had seven interest rate swaps with a total notional amount of $200.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.

On October 25, 2024, in connection with the exercise of $40.0 million term loan accordion under the 2022 Term Loan, we further entered into an interest rate swap that effectively fixed the interest rate on the additional $40.0 million of the 2022 Term Loan through February 2028 at 5.3705%.
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
Consolidated Indebtedness
As of September 30, 2024, we had approximately $278.3 million of outstanding consolidated principal indebtedness. The following table sets forth information as of September 30, 2024 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of September 30, 2024	Interest Rate at September 30, 2024	Maturity Date
Revolving Credit Facility(1)	$44,000	SOFR+158 bps(2)	January 2026
2021 Term Loan(1)	75,000	SOFR+153 bps(2)	January 2027
2022 Term Loan(1)	125,000	SOFR+153 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	303	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
Seller Financing(6)	100	6.00%	January 2025
AIG(7)	30,225	2.80%	January 2031
Seller Financing - 2024(8)	1,400	5.00%	September 2039
Total Principal	$278,281
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three and nine months ended September 30, 2024, we incurred $0.05 million and $0.2 million of unused facility fees related to the Revolving Credit Facility, respectively.
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
(8)In connection with the acquisition of two properties, we obtained seller financing secured by the properties in the amount of $1.4 million based on a fixed interest rate of 5.00% with interest-only payments through September 1, 2039.
Secured Borrowings as of September 30, 2024
As of September 30, 2024, we had approximately $34.3 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and nine months ended September 30, 2024, we paid cash dividends of $0.24 and $0.72 per share, respectively. Our Board of Directors approved, and on October 22, 2024, we declared a third quarter 2024 common stock dividend of $0.24 per share, which will be paid on November 29, 2024 to stockholders of record as of November 4, 2024.
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
Subsequent Real Estate Acquisitions
As of November 4, 2024 and during the period subsequent to September 30, 2024, we have acquired 13 properties in individual or portfolio transactions for an aggregate of approximately $4.2 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of September 30, 2024, our indebtedness was approximately $278.3 million, consisting of approximately $244.0 million of variable-rate debt and approximately $34.3 million of fixed-rate debt. Of the $244.0 million variable-rate debt, $200.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of September 30, 2024, approximately $44.0 million of our indebtedness was variable-rate debt and approximately $234.3 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.4 million on an annualized basis.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 4, 2024, we entered into separate open market sale agreements (the “Additional Sale Agreements”) for our ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, Mizuho Markets Americas LLC, as additional forward purchaser, and Mizuho, as additional forward seller (in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreement with Mizuho also provides that, in addition to the issuance and sale of shares of our Class A common by us through Mizuho, we may also enter into one or more forward sale agreements under a master forward confirmations (the “Master Confirmation”) and related supplemental confirmation, each between us and Mizuho Markets Americas LLC.
The Additional Sale Agreements, including the Master Confirmation, have the same terms as our existing open market sale agreements (the “Existing Sale Agreements”, and together with the Additional Sale Agreements, the “Sale Agreements”), dated November 4, 2022, each as amended from time to time, with each of BMO Capital Markets Corp. (“BMO”), Jefferies LLC (“Jefferies”), Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Truist Securities, Inc. (“Truist”), as sales agents, each of Bank of Montreal, Jefferies, Stifel and Truist Bank, as forward purchasers, and each of BMO, Jefferies, Stifel and Truist, as forward sellers.
The foregoing summary of the terms of the Additional Sale Agreements and the Master Confirmations are only brief descriptions of certain terms therein and do not purport to be complete descriptions of the rights and obligations of the parties thereunder. A form of the Sale Agreement, which was signed by each sales agent, forward purchaser and forward seller, is filed as Exhibit 1.1 and a form of Master Confirmation, which was signed by each forward purchaser, is filed as Exhibit 1.2. to our Current Report on Form 8-K filed on November 4, 2022 and are incorporated herein by reference into this Item 5.

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

POSTAL REALTY TRUST, INC.

Date: November 4, 2024	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)