Form 10-K
period 2024-12-31
Postal Realty Trust, Inc.
filed 2025-02-27
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $284.4 million, based on the closing sales price of $13.33 per share on June 28, 2024, as reported on the New York Stock Exchange.
As of February 26, 2025, the registrant had 23,556,545 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of December 31, 2024, we owned approximately 79.2% of the outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
Real Estate Investments
As of December 31, 2024, we had net investments of approximately $606.0 million in 1,703 real estate properties (including two properties accounted for as financing leases). The properties are located in 49 states and one territory, totaling approximately 6.4 million net leasable interior square feet in the aggregate and were 99.6% occupied as of December 31, 2024 with a weighted average remaining lease term of approximately four years. As of December 31, 2024, we manage, through our taxable REIT subsidiary ("TRS"), an additional 360 properties owned by our chief executive officer, Andrew Spodek, and his affiliates. During the year ended December 31, 2024, we acquired from our chief executive officer, Andrew Spodek, and his affiliates a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs. We have a remaining right of first offer to purchase 214 of our 360 managed properties.
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
2024 Highlights
•Our owned portfolio was 99.6% occupied as of December 31, 2024.
•We acquired 197 properties leased primarily to the USPS totaling approximately 560,895 net leasable interior square feet, for approximately $90.8 million, excluding closing costs, during 2024.
•We sold two real estate properties for net proceeds of $6.0 million and recorded a net gain of $2.4 million.
•We amended our existing Credit Facilities (as defined below) in October 2024 to among other things, replace the Bank of Montreal with Truist Bank as the administrative agent, letter of credit issuer and swingline lender. In addition, we increased the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million, which we fully exercised.
•We issued 1,420,791 shares of Class A common stock under our at-the-market equity offering program (the "ATM Program") during 2024, raising approximately $20.4 million in gross proceeds.

Dividends
•We have increased our quarterly dividend from $0.2375 for the fourth quarter 2023 dividend to $0.2425 for the fourth quarter 2024 dividend. Our dividend per share has increased every year since our IPO. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.
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
Human Capital Resource Management
As of December 31, 2024, we employed 45 full-time employees. Our employees are primarily located at our corporate office in Cedarhurst, New York. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory. As of December 31, 2024, 27% of our employees, 21% of our named executive officers and key employees (defined as all employees with a title of vice president and higher) and 20% of the members of our Board of Directors were female and 29% of our employees identified as a member of an ethnic and/or racial minority group.
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
•The implementation of USPS's Ten-Year Plan.
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
•As of February 26, 2025, the leases at seven of our properties were expired.
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
•Covenants in our debt instruments could adversely affect our financial condition.
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
•We may incur significant costs for complying with various federal, state and local laws, regulations and covenants.
•We may not be able to adapt to potential new business models.
•The increased use of artificial intelligence and automation activities by our USPS and non-postal tenants may affect our owned properties in currently unforeseen ways.
•We have acquired properties that are subject to purchase options in favor of the USPS.
•We may incur goodwill and other intangible asset impairment charges.
•We may have difficulty implementing changes to our information technology systems and incorporating artificial intelligence into our business.
•We may not be as successful as our competitors incorporating artificial intelligence into our business.
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
•Our choice of venue for certain types of actions and proceedings may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•Certain provisions of our Operating Partnership may delay or prevent unsolicited acquisitions of us.
•Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required.
•Although we are no longer an “emerging growth company,” we are still a “smaller reporting company,” with reduced disclosure requirements.
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
•We have restrictions on acquiring or transferring certain amounts of our Class A common stock.
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
Furthermore, a change in the structure, mission or leasing requirements of the USPS, a significant reduction in the USPS’ workforce, relocation of personnel resources, delivery routes or postal offices, other internal reorganization or a change in the delivery routes serviced by our properties could affect our lease renewal opportunities and have a material adverse effect on our business. For example, on January 20, 2025, President Donald J. Trump announced an executive order establishing the Department of Government Efficiency ("DOGE") to maximize government efficiency and productivity. While it is currently unclear what, if any, potential DOGE or other reformations to federal government organization, processes and expenditures as it relates to the USPS will be implemented, any change in the U.S. federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization or outsourcing of all or a portion of the USPS business operations, may have a material adverse effect on our business.

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
As of February 26, 2025, the leases at seven of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss.
As of February 26, 2025, the leases at seven of our properties, representing approximately 28,258 net leasable interior square feet, were expired and the USPS is occupying such properties as a holdover tenant. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases in an expeditious manner on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.
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
The increased use of artificial intelligence (“AI”) and automation activities by our USPS and non-postal tenants may change the uses, space configurations, and tenant requirements for our owned properties in currently unforeseen ways.
It is currently unknown how the ongoing adoption of advanced technologies and automation by our USPS and non-postal tenants will impact the optimal space configurations and infrastructure features of the properties we own and we may face new tenant requirements and requests that will require significant expenditures that may not be entirely recoverable through increased rents. For example, the adoption of AI by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs due to high-performance computing. Infrastructure upgrades may necessitate substantial capital expenditures and could potentially impact the environmental footprint of our building operations. If technological developments result in a reduction or reconfiguration in space requirements by our tenants, demand by individual tenants and prospective tenants for space may decrease over time. If we are not able to offset any reduction in demand from the foregoing developments through repurposing space, property dispositions, or other means, the realization of any of the aforementioned risks could have a material adverse impact on our revenues, net operating income, results of operations, funds from operations, operating margins, occupancy, earnings per share, FFO per share, our overall business, and the market value of our common stock.
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
We may have difficulty implementing changes to our information technology systems and incorporating AI into our business.

We have made significant investments to update and improve our information technology systems and anticipate continuing such investments, as well as additional investments in AI, in order to meet our business needs, including for sourcing acquisition opportunities, managing the maintenance and repair of our properties and enhancing our cybersecurity. Transitioning to, and implementing, new or upgraded systems can create difficulties, including potential disruptions to current processes and security complexities. In addition, our information technology systems and AI-related needs may require further modification as we grow and as our business needs change, which could prolong difficulties we experience with transitions. Such significant investments in our systems may take longer to deploy and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Difficulties in implementing new or upgraded information technology and AI systems, or significant system failures or delays or the failure to successfully modify our systems and respond to changes in our business needs, could adversely affect our business and results of operations.
We may not be as successful as our competitors incorporating AI into our business or adapting to a rapidly changing marketplace.
Our competitors may have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on acquiring properties at better prices, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with new competitors.
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
Mr. Spodek and his affiliates held approximately 9.2% of the combined voting power of our outstanding shares of common stock as of February 26, 2025. Pursuant to his ownership of Class A common stock and Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.
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
As of February 26, 2025, Mr. Spodek and his affiliates owned approximately 34.6% of the outstanding OP Units (including LTIP Units) that are not owned by us and approximately 3.9% of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 10.7% beneficial economic interest in our Company on a fully diluted basis.
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
Although we are no longer an “emerging growth company,” we are still a “smaller reporting company,” with reduced disclosure requirements.

Although we ceased to be an “emerging growth company,” on December 31, 2024, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we remain a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
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
As of February 26, 2025, approximately 22.0% of the outstanding OP Units (including the LTIP Units) of our Operating Partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes of preferred or common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Preferred stock or units could have a preference on liquidating distributions or a preference on dividend or distribution payments that could limit our ability to make a dividend distribution to the holders of our common stock and common units. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. In addition, we cannot predict whether future sales of our Class A common stock, preferred stock, or securities convertible into or exchangeable or exercisable for our Class A common stock or the availability of these securities for resale in the open market will decrease the market price of our Class A common stock. Sales of a substantial number of these securities in the public market, including sales upon the redemption of OP Units, or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment. Future issuances of our Class A common stock, preferred stock, or other securities convertible into or exchangeable or exercisable for our Class A common stock, including, without limitation, OP Units, in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our 2019 Equity Incentive Plan, could have an adverse effect on the market price of our Class A common stock. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our Class A common stock may be dilutive to existing stockholders.
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
We face cybersecurity risks and risks associated with security breaches or disruptions, such as through physical or electronic break-ins, cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, delays or interruptions to our ability to meet tenant needs, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation, inability to access or rely upon critical business records and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees and contractors to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Additionally, we rely on third-party service providers in our conduct of day-to-day property management, leasing and other activities at our properties and we can provide no assurance that the networks and systems that our third-party vendors have established or used will be effective.

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

ITEM 2. PROPERTIES
As of December 31, 2024, we owned a portfolio of 1,703 properties located in 49 states and one territory, comprising approximately of 6.4 million net leasable interior square feet. Our properties are leased primarily to the USPS. The following map shows our footprint of owned properties as of December 31, 2024. As of December 31, 2024, we also managed 360 properties owned by our chief executive officer and his affiliates.

Information regarding our properties as of December 31, 2024 are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.

Scheduled Lease Expirations
As of December 31, 2024, the weighted average remaining years to maturity pursuant to our leases with the USPS was approximately four years, with expirations through 2035, assuming tenants do not exercise any existing renewal, termination or purchase options. The table below details scheduled lease expirations, as of December 31, 2024, for our properties for the periods indicated.

	Number of Leases Expiring	Total Lease Square Footage		Annualized Lease Revenue(1)
Year		Amount	%	Amount	%
2024(2)	9	166,714	2.6%	$854,847	1.3%
2025	234	632,008	9.8%	$7,160,770	10.5%
2026	327	1,178,991	18.4%	$11,663,548	17.1%
2027	460	1,462,512	22.8%	$15,444,195	22.8%
2028	208	857,213	13.4%	$10,491,028	15.4%
2029	152	606,954	9.5%	$7,687,053	11.3%
2030	162	1,008,281	15.7%	$6,660,686	9.8%
2031	26	78,766	1.2%	$839,861	1.2%
2032	2	9,354	0.1%	$140,000	0.2%
2033	1	7,512	0.1%	$130,742	0.2%
2034	115	384,418	6.0%	$6,617,743	9.7%
2035	9	26,564	0.4%	$358,890	0.5%
Totals	1,705	6,419,287	100.0%	$68,049,363	100.0%
Explanatory Notes:
(1)Annualized contractual rent in effect on December 31, 2024 for all of our leases (including those accounted for as direct financing leases).
(2)Includes approximately 164,247 of interior lease square footage occupied by month-to-month holdover leases or leases that expired during the year ended December 31, 2024. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the New York Stock Exchange under the symbol “PSTL”. As of February 26, 2025, there were 23,556,545 shares of Class A common stock issued and outstanding and five stockholders of record. This number of stockholders of record does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
In addition, as of February 26, 2025, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 6,685,791 OP Units and LTIP units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares or units.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2025 annual stockholders’ meeting.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto of the Company as of and for the years ended December 31, 2024 and 2023. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in Item 1A. “Risk Factors” and included in other portions of this report.
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the year ended December 31, 2024, we acquired 197 properties leased to the USPS for approximately $90.8 million, excluding closing costs. As of December 31, 2024, our portfolio consists of 1,703 owned properties, located in 49 states and one territory and comprising approximately 6.4 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of February 26, 2025, we owned approximately 78.0% of our outstanding OP Units, including LTIP Units. Our Board of Directors oversees our business and affairs.

ATM Program
On November 4, 2022, we entered into separate open market sale agreements with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc. as agents, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate sales price of up to $50.0 million. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. On November 4, 2024, we entered into separate open market sales agreements with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, Mizuho Markets Americas LLC, as additional forward purchaser, and Mizuho, as additional forward seller (in its capacity as agent for its affiliated forward purchaser). On November 4, 2024, we also amended the existing open market sale agreements to reflect the addition of Mizuho and M&T as sales agents, Mizuho Markets Americas LLC as forward purchaser and Mizuho as forward seller. The agreements also provide that we may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. During the year ended December 31, 2024, 1,420,791 shares were issued under the ATM Program, raising approximately $20.4 million in gross proceeds. As of December 31, 2024, we had approximately $93.7 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of December 31, 2024, we owned a portfolio of 1,703 properties located in 49 states and one territory and leased primarily to the USPS. For the year ended December 31, 2024, approximately 11.9% of our total rental income was concentrated in Pennsylvania.
Registrant Elections
We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain scaled disclosures available to smaller reporting companies.
We have also elected to be treated as a REIT under the Code beginning with our short taxable year ended December 31, 2019 and intend to continue to qualify as a REIT. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Mr. Spodek and his affiliates, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of December 31, 2024, properties leased to our tenants had an average remaining lease term of approximately four years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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

Indebtedness and Interest Expense
On August 9, 2021, we entered into a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50.0 million senior unsecured term loan facility (the "2021 Term Loan"). On May 11, 2022, we amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the Revolving Credit Facility and the 2021 Term Loan, the “Credit Facilities”), replace LIBOR with SOFR as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if we achieve certain sustainability targets. On December 6, 2022, we exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, we further amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and exercised $35.0 million of accordion under the term loans. On October 25, 2024, we amended the Credit Facilities (the "Third Amendment") to, among other things, replace the Bank of Montreal with Truist Bank as the administrative agent, letter of credit issuer and swingline lender. In addition, the third amendment increases the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million in which we further exercised $40.0 million under the 2022 Term Loan on the closing date of the transaction, and on a delayed-draw basis, $10.0 million. On November 21, 2024, we further exercised the remaining $10.0 million under the 2022 Term Loan.
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
Lease Renewal
As of February 26, 2025, the leases at seven of our properties, representing approximately 28,258 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. See Item 2. "Properties—Lease Expiration Schedule”. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".

Results of Operations
Comparison of the years ended December 31, 2024 and December 31, 2023

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Rental income	$73,143	$60,970	$12,173	20.0%
Fee and other	3,229	2,742	487	17.8%
Total revenues	76,372	63,712	12,660	19.9%

Operating expenses
Real estate taxes	9,850	8,549	1,301	15.2%
Property operating expenses	9,124	6,825	2,299	33.7%
General and administrative	16,008	14,654	1,354	9.2%
Casualty and impairment losses, net	404	—	404	N/A
Depreciation and amortization	22,202	19,688	2,514	12.8%
Total operating expenses	57,588	49,716	7,872	15.8%

Gain on sale of real estate assets	2,393	—	2,393	N/A

Income from operations	21,177	13,996	7,181	51.3%

Other income	21	679	(658)	(96.9)%

Interest expense, net
Contractual interest expense	(12,041)	(9,339)	(2,702)	28.9%
Write-off and amortization of deferred financing fees	(746)	(686)	(60)	8.7%
Interest income	26	5	21	420.0%
Total interest expense, net	(12,761)	(10,020)	(2,741)	27.4%

Income before income tax expense	8,437	4,655	3,782	81.2%
Income tax expense	(116)	(72)	(44)	61.1%
Net income	$8,321	$4,583	$3,738	81.6%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $12.2 million to $73.1 million for the year ended December 31, 2024 from $61.0 million for the year ended December 31, 2023, primarily due to the volume of our acquisitions.
Fee and other - Fee and other revenue increased by $0.5 million to $3.2 million for the year ended December 31, 2024 from $2.7 million for the year ended December 31, 2023, primarily due to an increase in income received from advisory services and management fees.
Operating Expenses
Real estate taxes – Real estate taxes increased by $1.3 million to $9.9 million for the year ended December 31, 2024 from $8.5 million for the year ended December 31, 2023, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses increased by $2.3 million to $9.1 million for the year ended December 31, 2024 from $6.8 million for the year ended December 31, 2023. Property management expenses are included within property operating expenses and increased by $0.3 million to $2.8 million for the year ended December 31, 2024 from $2.5 million for the year ended December 31, 2023. The remainder of the increase of $2.0 million is related to expenses for repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $1.4 million to $16.0 million for the year ended December 31, 2024 from $14.7 million for the year ended December 31, 2023, primarily due to expanding our staff, an increase in information technology related costs as a result of our continued growth and an increase in equity-based compensation expense related to awards that have been granted to our employees throughout 2023 and 2024.

Casualty and impairment losses, net – Casualty and impairment losses, net for the year ended December 31, 2024 was $0.4 million which primarily reflects a casualty loss for an asset damaged as a result of vandalism. No casualty and impairment losses, net occurred for the year ended December 31, 2023.
Depreciation and amortization – Depreciation and amortization expense increased by $2.5 million to $22.2 million for the year ended December 31, 2024 from $19.7 million for the year ended December 31, 2023, primarily due to the volume of our acquisitions.
Gain on sale of real estate assets
Gain on sale of real estate assets includes the sale of two properties during the year ended December 31, 2024. No properties were sold during the year ended December 31, 2023.
Other Income

Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.7 million to $0.02 million for the year ended December 31, 2024 from $0.7 million for the year ended December 31, 2023, primarily due to lower insurance recoveries from claims.
Total Interest Expense, Net
During the year ended December 31, 2024, we incurred total interest expense, net of $12.8 million compared to $10.0 million for the year ended December 31, 2023. The increase in interest expense of $2.7 million was primarily due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the year ended December 31, 2024 and the year ended December 31, 2023
We had $1.8 million of cash and $0.7 million of escrows and reserves as of December 31, 2024 compared to $2.2 million of cash and $0.6 million of escrows and reserves as of December 31, 2023.
Cash flows from operating activities – Net cash provided by operating activities increased by $5.1 million to $33.5 million for the year ended December 31, 2024 compared to $28.4 million for the year ended December 31, 2023. The increase is due to the volume of our acquisitions and the execution of new leases with rental escalations, all of which have generated additional rental income and related changes in working capital.
Cash flows from investing activities – Net cash used in investing activities of $79.1 million for the year ended December 31, 2024 primarily consisted of $84.8 million of acquisitions and capital improvements offset by $6.0 million in proceeds received from the sale of real estate assets. Net cash used in investing activities of $72.6 million for the year ended December 31, 2023 primarily consisted of $73.1 million of acquisitions and capital improvements offset by $0.7 million of insurance proceeds that were received.
Cash flows from financing activities – Net cash provided by financing activities decreased by $(0.3) million to $45.3 million for the year ended December 31, 2024 compared to $45.0 million for the year ended December 31, 2023. The decrease was primarily related to an increase in payments of dividends and distributions and a decrease in net proceeds from issuance of shares partially offset by an increase in borrowings from term loans and the Revolving Credit Facility during the year ended December 31, 2024.

Liquidity and Capital Resources
We had approximately $1.8 million of cash and $0.7 million of escrows and reserves as of December 31, 2024.
Revolving Credit Facility and Term Loans
On August 9, 2021, we entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we exercised $40.0 million of accordion feature under the 2022 Term Loan. On July 24, 2023, we entered into the Second Amendment and further exercised $35.0 million of accordion under the Term Loans. On October 25, 2024, we entered into the Third Amendment and increased our commitments on the 2022 Term Loan and further exercised $50.0 million. As of December 31, 2024, we had $264.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $175.0 million drawn on the 2022 Term Loan and $14.0 million drawn on the Revolving Credit Facility.
The Credit Facilities include an accordion feature which permit us to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $50.0 million under the Term Loans, subject to customary terms and conditions. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility.
The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of December 31, 2024, we were in compliance with all of the Credit Facilities’ debt covenants.
As of December 31, 2024, we had nine interest rate swaps with a total notional amount of $250.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements included under Item 8 herein for further details regarding the Interest Rate Swaps.
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
Consolidated Indebtedness
As of December 31, 2024, we had approximately $298.3 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2024 and 2023 with respect to our outstanding indebtedness (in thousands):

	Amount Outstanding as of December 31, 2024	Amount Outstanding as of December 31, 2023	Interest Rate as of December 31, 2024	Maturity Date
Revolving Credit Facility(1):
Revolving Credit Facility	$14,000	$9,000	SOFR+148 bps(2)	January 2026
2021 Term Loan	75,000	75,000	SOFR+143 bps(2)	January 2027
2022 Term Loan	175,000	125,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	299	316	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	100	194	6.00%	January 2025
AIG (7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024(8)	1,400	—	5.00%	September 2039
Total Principal	$298,277	$241,988
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the years ended December 31, 2024 and 2023, we incurred $0.3 million and $0.3 million, respectively, of unused facility fees related to the Revolving Credit Facility.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”). Upon our achievement of certain sustainability targets for 2023, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ended December 31, 2024, which is reflected in the margins noted in the table above.
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
Secured Borrowings as of December 31, 2024
As of December 31, 2024, we had approximately $34.3 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2024, including any guaranteed or minimum commitments under contractual obligations (in thousands).

	Payments Due by Period
Contractual Obligations	Total	2025	2026 to 2027	2028 to 2029	More than five years
Credit Facilities	$264,000	$—	$89,000	$175,000	$—
Principal payments on mortgage loans	34,277	118	1,409	1,628	31,122
Interest payments(1)	41,317	13,403	22,332	3,054	2,528
Operating lease obligations(2)	3,628	325	643	643	2,017
Total	$343,222	$13,846	$113,384	$180,325	$35,667
Explanatory Notes:
(1)The amounts shown relate to (i) the Revolving Credit Facility based on the outstanding balance and interest rate in effect as of December 31, 2024 and assuming an unused facility fee under the Revolving Credit Facility through the remainder of the term based on such outstanding balance, (ii) the Term Loans based on the interest rate fixed through the Interest Rate Swaps and outstanding balance as of December 31, 2024 and (iii) the mortgage loans based on the outstanding balance and, for mortgage loans with interest rates adjustable after a certain period, interest rate in effect as of December 31, 2024 with respect to their future interest payments.

(2)Operating lease obligations relate to three leases for our corporate headquarters and 10 ground leases at certain of our properties.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2024, we paid cash dividends of $0.96 per share.
Subsequent Events
2025 Financing Activity
As of the date of this report, we had $26.0 million drawn on the Revolving Credit Facility.
2025 Real Estate Transactions
Subsequent to December 31, 2024, we have acquired 18 properties in individual or small portfolio transactions for approximately $8.4 million, excluding closing costs.
Subsequent to December 31, 2024, we sold one vacant property for a total sales price of approximately $0.8 million.
Dividends
Our Board of Directors approved and, on January 30, 2025, we declared a fourth quarter 2024 common stock dividend of $0.2425 per share which is payable on February 28, 2025 to stockholders of record on February 14, 2025.

Share Repurchase Program

On February 25, 2025, the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. As of February 26, 2025, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program and the dollar value of Class A common stock shares that remained available to be repurchased under the Share Repurchase Program was $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.
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
We acquired 197 properties for approximately $90.8 million, excluding closing costs, during 2024 and 223 properties for approximately $78.0 million, excluding closing costs, during 2023. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.
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
During the year ended December 31, 2024, based upon an accumulation of costs in excess of what was originally expected, we assessed the recoverability of the carrying amount of our real estate and related intangibles. The assessment resulted in the remeasurement of one property, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a discounted cash flow analysis. We used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment loss, net" in the Consolidated Statements of Operations and Comprehensive Income. No impairment was recorded during the year ended December 31, 2023.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of December 31, 2024, our indebtedness was approximately $298.3 million, consisting of approximately $264.0 million of variable-rate debt and approximately $34.3 million of fixed-rate debt. Of the $264.0 million variable-rate debt, $250.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of December 31, 2024, approximately $14.0 million of our indebtedness was variable-rate debt and approximately $284.3 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.1 million on an annualized basis.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Postal Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Postal Realty Trust, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of Purchase Price for Investments in Real Estate – Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

Upon the acquisition of real estate, the Company allocates the purchase price of the real estate acquired based on the relative fair value of assets acquired and liabilities assumed at the date of acquisition. Based on their nature, these acquisitions generally qualify as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed are allocated, based on their relative fair values, to land, building, in-place leases, and other intangible assets and assumed liabilities. Valuation assumptions utilized in determining the relative fair values include comparable sales transactions, costs to replace certain assets, market-based rental revenues, discount rates, and terminal capitalization rates. We identified the allocation of purchase price for investments in real estate as a critical audit matter because of the significant estimates management makes to determine the fair values of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s allocation of purchase price for investments in real estate included the following, among others:

•We gained an understanding of the Company’s controls over the review of the purchase price allocation, including controls over the valuation methodology and assumptions for estimating the fair value of assets acquired and liabilities assumed.

•We developed a range of independent estimates for the assumptions used in the fair value estimate, including the discount rate, capitalization rate, and market-based rental revenues using external market sources and compared those to the assumptions used by management.

•We tested the allocation of the relative fair values to the assets acquired and liabilities assumed by comparing them to the average historical allocations determined by the Company to identify outliers for further investigation.

•With the assistance of our fair value specialists, for certain of the acquisitions we tested, we:

–Evaluated the reasonableness of the valuation and allocation methodology and related assumptions used by management, including discount rates, capitalization rates, market-based rental revenues, costs to replace certain assets and comparable sales transactions.
–Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 2025

We have served as the Company's auditor since 2023.

POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31, 2024	December 31, 2023
Assets
Investments:
Real estate properties, at cost:
Land	$128,457	$106,074
Building and improvements	512,248	443,470
Tenant improvements	7,501	6,977
Total real estate properties, at cost	648,206	556,521
Less: Accumulated depreciation	(58,175)	(43,791)
Total real estate properties, net	590,031	512,730
Investment in financing leases, net	15,951	16,042
Total real estate investments, net	605,982	528,772
Cash	1,799	2,235
Escrow and reserves	744	632
Rent and other receivables	6,658	4,750
Prepaid expenses and other assets, net	14,519	13,369
Goodwill	1,536	1,536
Deferred rent receivable	2,639	1,542
In-place lease intangibles, net	12,636	14,154
Above market leases, net	305	355
Total Assets	$646,818	$567,345

Liabilities and Equity
Liabilities:
Term loans, net	$248,790	$198,801
Revolving credit facility	14,000	9,000
Secured borrowings, net	33,918	32,823
Accounts payable, accrued expenses and other, net	16,441	11,996
Below market leases, net	16,171	13,100
Total Liabilities	329,320	265,720

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 23,494,487 and 21,933,005 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	235	219
Class B common stock, par value $0.01 per share; 27,206 shares authorized, 27,206 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	310,031	287,268
Accumulated other comprehensive income	5,230	4,621
Accumulated deficit	(64,211)	(48,546)
Total Stockholders’ Equity	251,285	243,562
Operating partnership unitholders’ non-controlling interests	66,213	58,063
Total Equity	317,498	301,625
Total Liabilities and Equity	$646,818	$567,345
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Revenues:
Rental income	$73,143	$60,970
Fee and other	3,229	2,742
Total revenues	76,372	63,712

Operating expenses:
Real estate taxes	9,850	8,549
Property operating expenses	9,124	6,825
General and administrative	16,008	14,654
Casualty and impairment losses, net	404	—
Depreciation and amortization	22,202	19,688
Total operating expenses	57,588	49,716

Gain on sale of real estate assets	2,393	—

Income from operations	21,177	13,996

Other income	21	679

Interest expense, net:
Contractual interest expense	(12,041)	(9,339)
Write-off and amortization of deferred financing fees	(746)	(686)
Interest income	26	5
Total interest expense, net	(12,761)	(10,020)

Income before income tax expense	8,437	4,655
Income tax expense	(116)	(72)

Net income	8,321	4,583
Net income attributable to operating partnership unitholders’ non-controlling interests	(1,725)	(874)

Net income attributable to common stockholders	$6,596	$3,709

Net income per share:
Basic and Diluted	$0.21	$0.12

Weighted average common shares outstanding:
Basic and Diluted	22,565,155	20,145,151

Comprehensive income:
Net income	$8,321	$4,583
Unrealized gain (loss) on derivative instruments	735	(3,500)
Comprehensive income	9,056	1,083
Comprehensive income attributable to operating partnership unitholders’ non-controlling interests	(1,851)	(239)
Comprehensive income attributable to common stockholders	$7,205	$844

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity
Balance - December 31, 2022	19,555,272	$195	$254,107	$7,486	$(32,557)	$229,231	$54,480	$283,711
Net proceeds from sale of common stock	1,861,407	19	26,541	—	—	26,560	—	26,560
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	9,619	9,619
Shares issued upon redemption of operating partnership units	405,106	4	6,726	—	—	6,730	(6,730)	—
Cash redemption for non-controlling interests	—	—	—	—	—	—	(558)	(558)
Issuance and amortization of equity-based compensation	153,006	1	3,493	—	—	3,494	2,308	5,802
Issuance and amortization under ESPP	14,810	—	215	—	—	215	—	215
Restricted stock withholdings	(29,390)	—	(445)	—	—	(445)	—	(445)
Dividends and distributions	—	—	—	—	(19,698)	(19,698)	(4,664)	(24,362)
Unrealized loss on derivative instruments	—	—	—	(2,865)	—	(2,865)	(635)	(3,500)
Net income	—	—	—	—	3,709	3,709	874	4,583
Reallocation of non-controlling interest	—	—	(3,369)	—	—	(3,369)	3,369	—
Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	1,420,791	14	19,437	—	—	19,451	—	19,451
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	9,409	9,409
Shares issued upon redemption of operating partnership units	52,778	1	861	—	—	862	(862)	—
Issuance and amortization of equity-based compensation	118,887	1	3,313	—	—	3,314	3,071	6,385
Issuance and amortization under ESPP	14,049	—	194	—	—	194	—	194
Restricted stock withholdings	(45,023)	—	(635)	—	—	(635)	—	(635)
Dividends and distributions	—	—	—	—	(22,261)	(22,261)	(5,726)	(27,987)
Unrealized gain on derivative instruments	—	—	—	609	—	609	126	735
Net income	—	—	—	—	6,596	6,596	1,725	8,321
Reallocation of non-controlling interest	—	—	(407)	—	—	(407)	407	—
Balance – December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$8,321	$4,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,202	19,688
Write-off and amortization of deferred financing costs and debt discounts	748	686
Amortization of above/below market leases	(2,920)	(2,411)
Amortization of intangible liability	(258)	(140)
Casualty and impairment losses	404	—
Gain on sale of real estate assets	(2,393)	—
Gain on insurance proceeds received for damage due to property	(55)	(654)
Equity based compensation	6,376	5,834
Other	5	50
Deferred rent receivable	(1,097)	(348)
Changes in assets and liabilities:
Rent and other receivables	(1,789)	128
Prepaid expenses and other assets	67	(501)
Accounts payable, accrued expenses and other	3,892	1,512
Net cash provided by operating activities	33,503	28,427

Cash flows from investing activities:
Acquisition of real estate	(82,027)	(70,224)
Proceeds from sale of real estate assets	5,982	—
Escrows for acquisition and construction deposits	(307)	(103)
Insurance proceeds related to property damage claims	55	654
Capital improvements	(2,775)	(2,868)
Other investing activities	(77)	(68)
Net cash used in investing activities	(79,149)	(72,609)

Cash flows from financing activities:
Repayments of secured borrowings	(112)	(106)
Proceeds from term loans	50,000	35,000
Proceeds from revolving credit facility	71,000	62,000
Repayments of revolving credit facility	(66,000)	(53,000)
Redemption of operating partnership units	—	(558)
Net proceeds from issuance of shares	19,324	26,690
Debt issuance costs	(366)	(266)
Deferred offering costs	—	(107)
Proceeds from issuance of ESPP shares	163	183
Shares withheld for payment of taxes on restricted share vesting	(700)	(467)
Distributions and dividends	(27,987)	(24,362)
Net cash provided by financing activities	45,322	45,007

Net increase (decrease) in Cash and Escrows and Reserves	(324)	825
Cash and Escrows and Reserves at the beginning of year	2,867	2,042
Cash and Escrow and Reserves at the end of year	$2,543	$2,867

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	$9,409	$9,619
Assumption of seller financing	$1,400	$—
Unrealized gain (loss) on derivative instruments	$735	$(3,500)

Reallocation of non-controlling interest	$407	$3,369
Shares issued upon redemption of operating partnership units	$862	$6,730
Reclassification of acquisition deposits and other deferred costs	$188	$210
Write-off of fixed assets no longer in service	$88	$147
Accrued capital expenditures included in accounts payable and accrued expenses	$235	$348
Accrued taxes withheld included in accounts payable and accrued expenses	$54	$118
Right of use assets	$1,297	$169
Accrued costs of capital included in accounts payable and accrued expenses	$—	$130

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2024, the Company held an approximately 79.2% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of December 31, 2024, the Company owned a portfolio of 1,703 properties located in 49 states and one territory. The Company's properties are leased primarily to a single tenant, the United States Postal Service (the "USPS"). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third party property management services for an additional 360 properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

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
Segment Reporting

The Company leases its properties primarily to the USPS and reports its business as a single reportable segment. The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income and assesses the performance of the Company's current portfolio of properties primarily leased to the USPS and makes operating decisions accordingly. Net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. As a result, the Company conducts its business as a single operating segment. All expense categories on the consolidated statement of operations are significant.  As a part of his review as the CODM, the CEO also separately examines the equity-based compensation component of general and administrative expenses, which is also considered a significant segment expense.

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
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	December 31, 2023
	(in thousands)
Cash	$1,799	$2,235
Escrows and reserves:
Maintenance reserve	422	314
Real estate tax reserve	225	231
ESPP reserve	97	87
Total escrows and reserves	$744	$632
Cash and escrows and reserves	$2,543	$2,867
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Fair Value Measurements

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of December 31, 2024 and 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2024 and 2023 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of December 31, 2024 and December 31, 2023, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $28.7 million and $28.0 million as compared to the principal balance of $34.3 million and $33.0 million as of December 31, 2024 and 2023, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of December 31, 2024 and 2023, the fair value of the Company’s interest rate swap derivative assets was approximately $6.7 million and $6.4 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of December 31, 2024 and 2023 , the fair value of the Company's interest rate swap derivative liabilities was approximately $0.3 million and $0.7 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of December 31, 2024 and 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Assets Held for Sale

The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its current fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. There were no properties classified as held for sale as of December 31, 2024 and 2023.

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
During the year ended December 31, 2024, based upon an accumulation of costs in excess of what was originally expected, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment loss, net" in the Company's Consolidated Statements of Operations and Comprehensive Income. No impairment was recorded during the year ended December 31, 2023.
Concentration of Credit Risks
As of December 31, 2024, the Company’s properties were leased primarily to a single tenant, the USPS. For the year ended December 31, 2024, approximately 11.9% of the Company's total rental income, or $8.7 million, was concentrated in Pennsylvania. For the year ended December 31, 2023, approximately 13.2% of the Company's total rental income, or $8.0 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Earnings Per Share

The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of December 31, 2024 and 2023, the Company had unvested restricted shares of Class A common stock, LTIP Units and certain restricted stock units (“RSUs"), which provide for non-forfeitable rights to dividend and dividend-equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topics 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves current segment disclosures and requires additional disclosures of segment expenses. The Company adopted the provisions of ASU 2023-07 as of December 31, 2024 which did not materially impact the Company’s consolidated financial statements, and the required segment disclosures are included above.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2024-03.
Note 3. Real Estate Transactions
The following tables summarizes the Company’s acquisitions for the years ended December 31, 2024 and 2023. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(1)	Total(2)
2024
March 31, 2024(3)	29	$6,442	$12,362	$98	$1,372	$34	$(1,442)	$—	$18,866
June 30, 2024(4)	70	6,191	21,955	144	1,733	11	(1,237)	—	28,797
September 30, 2024(5)	35	2,313	11,263	122	1,111	—	(1,015)	(34)	13,760
December 31, 2024(6)	63	9,163	22,688	169	2,047	67	(2,527)	(235)	31,372
	197	$24,109	$68,268	$533	$6,263	$112	$(6,221)	$(269)	$92,795

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other(7)	Total(8)
2023
March 31, 2023(9)	39	$2,802	$14,271	$152	$1,134	$43	$(826)	$—	$17,576
June 30, 2023(10)	39	3,241	12,054	117	1,066	24	(483)	—	16,019
September 30, 202311)	70	4,916	19,282	182	1,709	58	(983)	(342)	24,822
December 31, 2023(12)	75	5,095	16,345	152	1,638	5	(1,571)	(21)	21,643
Total	223	$16,054	$61,952	$603	$5,547	$130	$(3,863)	$(363)	$80,060
Explanatory Notes:
(1)Includes an intangible liability related to unfavorable operating leases with purchase options on one property and a below market ground lease intangible asset on one property during the three months ended September 30, 2024, and intangible liabilities related to unfavorable operating leases with purchase options on five properties during the three months ended December 31, 2024 that is included in “Accounts payable, accrued expenses and other, net" and "Prepaid expenses and other assets, net" on the Consolidated Balance Sheets, as applicable.
(2)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2024, approximately $0.5 million for the three months ended June 30, 2024, approximately $0.4 million for the three months ended September 30, 2024 and approximately $0.7 million for the three months ended December 31, 2024.
(3)Includes the acquisition of 29 properties in various states for cash consideration in individual or portfolio transactions for a price of approximately $18.9 million, including closing costs which was funded with both the issuance of OP Units to sellers (valued at approximately $5.8 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(4)Includes the acquisition of 70 properties in various states in individual or portfolio transactions for a price of approximately $28.8 million, including closing costs, which was funded with cash consideration. Also, includes 36 properties acquired from a related party. See Note 9. Related Party Transactions for further details.
(5)Includes the acquisition of 35 properties in various states in individual or portfolio transactions for a price of approximately $13.8 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $1.1 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Also, includes a debt discount on two properties that is included in "Secured Borrowings, net." See Note 5. Debt for further details.
(6)Includes the acquisition of 63 properties in various states in individual or portfolio transactions for a price of approximately $31.4 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $2.5 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(7)Includes an intangible liability related to unfavorable operating leases with purchase options on two properties during the three months ended September 30, 2023 and an above market ground lease intangible liability on one property during the three months ended December 31, 2023 that is each included in “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(8)Includes closing costs of approximately $0.3 million for the three months ended March 31, 2023, approximately $0.2 million for the three months ended June 30, 2023, approximately $0.7 million for the three months ended September 30, 2023 and approximately $0.6 million for the three months ended December 31, 2023.
(9)Includes the acquisition of 39 properties in various states for cash consideration in individual or portfolio transactions for approximately $17.6 million, including closing costs.
(10)Includes the acquisition of 39 properties in various states in individual or portfolio transactions for approximately $16.0 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $0.5 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(11)Includes the acquisition of 70 properties in various states in individual or portfolio transactions for approximately $24.8 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $2.8 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration.
(12)Includes the acquisition of 75 properties in various states in individual or portfolio transactions for approximately $21.6 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $6.3 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. The aggregate purchase price for the quarter includes several land parcels that the Company acquired for approximately $0.4 million, which may in the future be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.

Sale of Real Estate
During the year ended December 31, 2024, the Company sold two real estate properties for net proceeds of $6.0 million and recorded a net gain of $2.4 million.
Casualty Loss
During the year ended December 31, 2024, the Company recorded a casualty loss of $0.3 million reflecting the net book value of such asset damaged as a result of vandalism included within "Casualty and impairment losses, net" in the Consolidated Statement of Operations and Comprehensive Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company's intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
December 31, 2024:	(in thousands)
In-place lease intangibles	$51,630	$(38,994)	$12,636
Above-market leases	795	(490)	305
Below-market leases	(29,069)	12,898	(16,171)

December 31, 2023:
In-place lease intangibles	$45,621	$(31,467)	$14,154
Above-market leases	686	(331)	355
Below-market leases	(22,940)	9,840	(13,100)
Amortization of in-place lease intangibles was $7.6 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above market leases was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below market leases was $3.1 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
As of December 31, 2024, the weighted average amortization period for the Company’s intangible assets was approximately 3.0 years, 3.2 years and 9.1 years for in-place lease intangibles, above-market leases and below-market leases, respectively.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Below-market leases
2025	$5,749	$121	$(2,885)
2026	3,524	93	(2,345)
2027	1,721	47	(1,891)
2028	842	22	(1,526)
2029	527	17	(1,343)
Thereafter	273	5	(6,181)
Total	$12,636	$305	$(16,171)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Outstanding Balance as of December 31, 2024	Outstanding Balance as of December 31, 2023	Interest Rate at December 31, 2024	Maturity Date
Revolving Credit Facility(1):
Revolving Credit Facility	$14,000	$9,000	SOFR +148 bps(2)	January 2026
2021 Term Loan	75,000	75,000	SOFR +143 bps(2)	January 2027
2022 Term Loan	175,000	125,000	SOFR +143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	299	316	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	100	194	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024 (8)	1,400	—	5.00%	September 2039
Total Principal	298,277	241,988
Unamortized deferred financing costs	(1,360)	(1,364)
Unamortized debt discount	(209)	—
Total Debt	$296,708	$240,624
Explanatory Notes:
(1)On August 9, 2021, the Company had entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan. On May 11, 2022, the Company amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the LIBOR with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. On December 6, 2022, the Company exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, the Company amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $35.0 million of accordion under the Term Loans. On October 25, 2024, the Company amended the Credit Facilities (the "Third Amendment") to, among other things, replace the Bank of Montreal with Truist Bank as the administrative agent, letter of credit issuer and swingline lender. In addition, the Third Amendment increases the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million in which the Company further exercised $40.0 million under the 2022 Term Loan, and on a delayed-draw basis, $10.0 million.
The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $50.0 million under the Term Loans, subject to customary terms and conditions. The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods subject to customary conditions, the 2021 Term Loan matures in January 2027 and the 2022 Term Loan matures in February 2028. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the years ended December 31, 2024 and 2023, the Company incurred $0.3 million and $0.3 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of December 31, 2024, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the one-month Adjusted Term SOFR, which is SOFR plus a term SOFR adjustment of 0.10% subject to a 0% floor (the “Adjusted Term SOFR”). Upon the Company's achievement of certain sustainability targets for 2023, the applicable margins for the Credit Facilities were reduced by 0.02% for the year ended December 31, 2024, which is reflected in the margins noted in the table above.
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
The weighted average maturity date for the Company's indebtedness as of December 31, 2024 and 2023 was approximately 3.2 years and 4.2 years, respectively.
Cash paid for interest during the years ended December 31, 2024 and 2023 was $12.0 million and $9.2 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2025	$118
2026	14,636
2027	75,773
2028	175,800
2029	828
Thereafter	31,122
Total	$298,277
Note 6. Derivatives and Hedging Activities

As of December 31, 2024, the Company had nine interest rate swaps with a total notional amount of $250.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate(1)	Effective Date	Maturity Date
$50,000	2.27%	May 2022	January 2027
$25,000	4.217%	May 2022	February 2028
$25,000	4.217%	May 2022	February 2028
$25,000	4.79%	July 2022	February 2028
$40,000	4.932%	December 2022	February 2028
$25,000	5.736%	July 2023	January 2027
$10,000	6.049%	September 2023	February 2028
$40,000	5.271%	October 2024	February 2028
$10,000	5.552%	November 2024	February 2028

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $2.9 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024 and 2023 (in thousands):

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2024	2023
Amount of gain recognized on derivative in "Accumulated other comprehensive income"	$5,809	$1,115
Amount of income (loss) reclassified from "Accumulated other comprehensive income" into interest expense	$5,074	$(4,615)

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $12.8 million and $10.0 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2024, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $0.3 million, which is at their termination value.

Note 7. Leases
Lessor Accounting
As of December 31, 2024, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through February 28, 2035. Certain leases had expired and were in holdover status as of December 31, 2024 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	Years Ended December 31,
	2024	2023
Fixed payments	$63,523	$52,668
Variable payments	9,620	8,302
	$73,143	$60,970

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future minimum lease payments to be received as of December 31, 2024 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):(1)

Year Ending December 31,	Amount
2025(2)	$64,709
2026	56,251
2027	41,626
2028	30,064
2029	21,292
Thereafter	48,324
Total	$262,266
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of December 31, 2024, the leases at seven of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of December 31, 2024, operating leases for 84 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of December 31, 2024, 80 of these properties had an aggregate carrying value of approximately $57.9 million with an aggregate purchase option price of approximately $75.0 million and the remaining four properties had an aggregate carrying value of approximately $3.3 million with purchase options exercisable at fair market value.
Investment in Financing Leases, Net
As of December 31, 2024 and 2023, financing leases for two of the Company’s properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of December 31, 2024 and 2023 are summarized in the table below (in thousands):

	As of December 31,
	2024	2023
Total minimum lease payment receivable	$30,940	$32,078
Less: unearned income	(14,989)	(16,036)
Investment in financing leases, net	$15,951	$16,042

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Revenue earned under direct financing leases for the years ended December 31, 2024 and 2023 were $1.0 million and $1.0 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of December 31, 2024 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2025	$1,137
2026	1,137
2027	1,137
2028	1,137
2029	1,137
Thereafter	25,255
Total	$30,940
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of December 31, 2024, these leases had remaining terms, including renewal options, of 0.6 years to 58.0 years and a weighted average remaining lease term of 21.6 years. Operating right of use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of December 31, 2024	As of December 31, 2023
ROU asset – operating leases	$2,188	$967
Lease liability – operating leases	$2,165	$994
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

Operating lease expense for the years ended December 31, 2024 and 2023 were $0.3 million and $0.2 million, respectively. See Note 9. Related Party Transactions for more details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2024 for the next five years and thereafter are as follows (in thousands):

2025	$325
2026	325
2027	318
2028	319
2029	324
Thereafter	2,017
Total future minimum lease payments	$3,628
Interest discount	(1,463)
Total	$2,165
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the years ended December 31, 2024 and 2023, income tax expense and income tax benefit related to REAC was $0.1 million and $0.1 million, respectively.
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
During the year ended December 31, 2023, the Company reversed $0.02 million of unrecognized tax benefits inclusive of interest and penalties due to the expiration of statute of limitations, with an offsetting adjustment to the indemnification asset.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

For the Years Ended For the Year Ended December 31,
2023
Gross unrecognized tax benefits, beginning of year	$23
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(23)
Total	$—
The Company and REAC are subject to examinations by federal and state and local tax authorities beginning with the tax year ended December 31, 2021. UPH was subject to examinations by federal tax authorities for tax years 2018 through 2019.
Cash paid for taxes for each of the years ended December 31, 2024 and 2023 was $0.09 million and $0.05 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $1.4 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.4 million and $0.3 million as of December 31, 2024 and 2023, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
In connection with the Company's IPO and the related formation transactions the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $15,000 subject to escalations. The term of the Office Lease is five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Office Lease was extended to the December 31, 2024 at the same rental rate. Rental expenses associated with the Office Lease for the years ended December 31, 2024 and 2023 were $0.2 million and $0.2 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined this Office Lease was an operating lease. For further details, see Note 7. Leases.
In December 2024, the Company entered into a new lease with the Company's CEO (the "2025 Office Lease"). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029.
Right of First Offer Transactions

In connection with the Company's IPO and the related formation transactions, the Company entered into a Right of First Offer Agreement (the “ROFO Agreement”) with certain members of the family (the “Related Party”) of Andrew Spodek, the Company’s CEO. Pursuant to the ROFO Agreement, the Company has the right of first offer to acquire from the Related Party 250 properties that are currently managed by the Company. On May 30, 2024, the Company acquired from the Related Party a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs. The transaction was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. The Company has a remaining right of first offer to purchase 214 of the 360 managed properties.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million and $1.9 million as of December 31, 2024 and December 31, 2023, respectively. As a guarantor, Mr. Spodek’s interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company's interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	For the Years Ended December 31,
	2024	2023
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$6,596	$3,709
Less: Income attributable to participating securities	(1,791)	(1,367)
Numerator for earnings per share — basic and diluted	$4,805	$2,342
Denominator for earnings per share – basic and diluted(1)	22,565,155	20,145,151
Basic and diluted earnings per share	$0.21	$0.12
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
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at the market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program from up to $50.0 million to up to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, Mizuho Markets Americas LLC, as additional forward purchaser, and Mizuho, as additional forward seller (in its capacity as agent for its affiliated forward purchaser). There was no change to the aggregate offering amount of $150.0 million.
The following table summarizes the activity under the ATM Program for the periods presented (dollars and shares issued in thousands, except per share amounts). During the year ended December 31, 2024, 1,420,791 shares were issued under the ATM Program. As of December 31, 2024, the Company had approximately $93.7 million remaining that may be issued under the ATM Program.

	Years Ended December 31,
	2024	2023
Shares issued(1)	1,421	1,861
Gross proceeds received	$20,395	$27,810
Fees, issuance and other costs	(944)	(1,250)
Net proceeds received	$19,451	$26,560

Average gross sales price per share	$14.35	$14.94

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Explanatory Note:
(1)During the year ended December 31, 2023, the Company entered into forward sales transactions under the ATM Program for the sale of 798,847 shares of its Class A common stock, which were all subsequently settled during 2023.
Dividends and Distributions
During the year ended December 31, 2024, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $28.0 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.96 per share or unit, as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
February 2, 2024	February 16, 2024	February 29, 2024	$0.24
April 30, 2024	May 8, 2024	May 31, 2024	$0.24
July 23, 2024	August 2, 2024	August 30, 2024	$0.24
October 22, 2024	November 4, 2024	November 29, 2024	$0.24
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
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company's employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the year ended December 31, 2024, the Company issued 151,916 LTIP Units to the Company's CEO for his 2023 incentive bonus, his election to defer 100% of his 2024 annual salary and for long term incentive compensation, 51,490 LTIP Units to the Company’s president for his 2023 incentive bonus, 53,906 LTIP Units to the Company's Chief Financial Officer for his 2023 incentive bonus and for long term incentive compensation, 43,526 LTIP Units in May 2024 to the Board of Directors for their annual retainers as compensation for their services as directors and for long term incentive compensation, 51,940 LTIP Units to certain other employees for their 2023 incentive bonus and for long term incentive compensation and 4,545 LTIP Units to a consultant under the consultancy agreement with the Company. In addition, during the years ended December 31, 2024 and 2023, the Company issued 664,182 and 693,648 OP Units, respectively, to certain contributors in connection with portfolio acquisitions (for further details, see Note 3. Real Estate Acquisitions).
As of December 31, 2024 and December 31, 2023, non-controlling interests consisted of 4,998,738 OP Units and 1,241,944 LTIP Units and 4,387,334 OP Units and 884,621 LTIP Units, respectively. This represented approximately 20.9% and 19.3% of the outstanding Operating Partnership units as of December 31, 2024 and 2023, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the year ended December 31, 2024, 52,778 OP Units were redeemed for 52,778 shares of Class A common stock. During the year ended December 31, 2023, 402,433 OP Units and 2,673 LTIP Units were redeemed for 405,106 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. During the year ended December 31, 2023, 37,500 OP Units were also redeemed for cash for the total amount of $0.6 million.
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of December 31, 2024, the remaining shares available under the Plan for future issuance was 1,062,618. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of December 31, 2024 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares(1)(2)	LTIP Units(3)	RSUs(4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2024	498,402	884,621	311,737	1,694,760	$16.16
Granted	102,125	357,323	114,136	573,584	$14.29
Vesting of restricted shares and RSUs(5)	(61,401)	—	(50,544)	(111,945)	$15.19
Forfeited	(33,784)	—	(28,383)	(62,167)	$14.02
Outstanding, as of December 31, 2024	505,342	1,241,944	346,946	2,094,232	$15.76
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
(3)Includes 151,916 LTIP Units granted to the Company’s CEO, 51,490 LTIP Units granted to the Company's President and 53,906 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also includes 51,940 LTIP Units granted to certain other employees of the Company, certain of which vested fully on date of grant with the remaining vesting over three years or cliff vest at the end of eight years, 43,526 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 4,545 LTIP Units granted to a consultant under the consultancy agreement with the Company, which shares will vest on June 30, 2025.
(4)Includes 79,296 RSUs granted to certain officers and employees of the Company during the year ended December 31, 2024 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2026. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 34,841 time-based RSUs issued for 2023 incentive

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
bonuses to certain employees that vested fully on February 2, 2024, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 66,921 of restricted shares and RSUs that vested and 45,023 shares of restricted shares and RSUs that were withheld to satisfy minimum statutory withholding requirements.
    In January 2025, the Company issued 198,335 LTIP Units to the Company’s CEO for his 2024 incentive bonus and his election to defer 100% of his 2025 annual salary and 90,909 LTIP Units to the Company’s President for his 2024 incentive bonus. LTIP Units issued to the Company’s CEO and President in lieu of cash compensation will cliff vest on the eighth anniversary of February 1, 2025.
In addition, in January 2025, the Company issued 36,459 restricted shares of Class A common stock for annual grants to employees and 13,814 RSUs, 111,292 LTIP units and 10,286 restricted shares of Class A common stock to other employees for their 2024 incentive bonus. RSUs reflect the right to receive shares of Class A common stock. RSUs and certain LTIP Units issued to employees for 2024 incentive bonuses vested fully on the date of grant. Certain restricted shares of Class A common stock issued to employees and consultants will vest in three equal, annual installments on each of the first three anniversaries of February 1, 2025, while other restricted shares of Class A common stock and LTIP Units issued to employees in lieu of cash compensation will cliff vest on the third, fifth or eighth anniversary of February 1, 2025. The Company also issued 768 restricted shares of Class A common stock in January 2025 to certain employees for work anniversaries, which shares vested fully on the date of grant.
In January 2025, the Company also issued an aggregate of 44,574 LTIP Units and 28,668 of restricted shares of Class A common stock to certain officers and employees of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three-year period ending February 1, 2028, subject to continued employment with the Company. In February 2025, the Company issued 90,362 RSUs to certain officers and employees of the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2027. Such RSU recipients may earn up to 200% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) during the performance period of the RSUs.
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
During the year ended December 31, 2022, the Company issued 47,005 RSUs (the “2022 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2024. In January 2025, the Company's CGC Committee determined that the Company's total stockholder return for such three-year performance period did not meet the threshold

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
performance hurdles for the 2022 Performance-Based Awards and, as a result, approved the cancellation of 47,005 RSUs for such awards.
During the year ended December 31, 2024, the Company recognized compensation expense of $5.8 million and $0.5 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively, related to all awards. During the year ended December 31, 2023, the Company recognized compensation expense of $5.2 million and $0.6 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively.
The fair value of restricted shares that vested during the years ended December 31, 2024 and 2023 was $1.6 million and $1.5 million, respectively. The weighted average grant date fair value for awards issued in 2024 and 2023 was $14.29 and $15.53, respectively. As of December 31, 2024, there was $16.4 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.8 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of December 31, 2024 and 2023, 58,569 and 44,520 shares have been issued under the ESPP since commencement, respectively. During the years ended December 31, 2024 and 2023, the Company recognized compensation expense of $0.03 million and $0.03 million, respectively, related to ESPP.
Note 12. Commitments and Contingencies
As of December 31, 2024, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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

Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the Consolidated Financial Statements, the following events occurred subsequent to December 31, 2024:
The Company's Board of Directors approved, and on January 30, 2025, the Company declared a fourth quarter 2024 common stock dividend of $0.2425 per share, which is payable on February 28, 2025 to stockholders of record as of February 14, 2025.
As of February 26, 2025, the Company had $26.0 million drawn on the Revolving Credit Facility.
As of February 26, 2025 and during the period subsequent to December 31, 2024, the Company closed on the acquisitions of 18 properties for approximately $8.4 million, excluding closing costs.
As of February 26, 2025, the Company sold one vacant property for a total sales price of approximately $0.8 million.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of February 26, 2025 and during the period subsequent to December 31, 2024, the Company had entered into definitive agreements to acquire 15 properties for approximately $11.0 million. The majority of these transactions are anticipated to close during the second and third quarters of 2025, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of December 31, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

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
(3)Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 55 and is incorporated herein by reference.

Postal Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2024

	Number of Properties (1)	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period (2)			Accumulated Depreciation	Date Acquired	Depreciable Life (Yrs) (3)
State/Territory			Land	Buildings & Improvements		Land	Buildings & Improvements	Total
Alabama	32	—	3,807	20,656	235	3,807	20,891	24,698	(1,948)	2013-2024	40
Alaska	2	—	302	732	—	302	732	1,034	(14)	2018-2024	40
Arizona	14	—	1,867	8,317	8	1,867	8,325	10,192	(441)	2021-2024	40
Arkansas	35	—	1,669	6,295	47	1,669	6,342	8,011	(1,165)	2013-2024	40
California	36	—	14,431	23,393	375	14,431	23,768	38,199	(1,957)	2019-2024	40
Colorado	30	—	3,281	14,643	115	3,281	14,758	18,039	(1,606)	2019-2024	40
Connecticut	12	—	2,438	7,061	163	2,438	7,223	9,661	(682)	2013-2024	40
Delaware	3	—	361	799	—	361	799	1,160	(78)	2020-2023	40
Florida	37	—	9,968	21,522	430	9,968	21,952	31,920	(1,512)	2013-2024	40
Georgia	34	—	2,031	8,757	222	2,031	8,979	11,010	(943)	2013-2024	40
Hawaii	1	—	1,810	1,447	168	1,810	1,614	3,424	(156)	2021	40
Idaho	12	—	99	1,346	—	99	1,346	1,445	(340)	2013-2023	40
Illinois	86	—	1,580	11,122	529	1,580	11,651	13,231	(1,183)	2013-2024	40
Indiana	34	—	1,690	9,017	191	1,690	9,208	10,898	(962)	2019-2024	40
Iowa	35	—	886	6,665	206	886	6,870	7,756	(840)	2013-2023	40
Kansas	35	—	1,178	10,662	645	1,178	11,307	12,485	(1,266)	2013-2024	40
Kentucky	27	—	1,167	4,385	48	1,167	4,433	5,600	(480)	2013-2023	40
Louisiana	39	—	2,767	9,967	214	2,767	10,181	12,948	(1,473)	2013-2024	40
Maine	44	—	1,570	4,673	411	1,570	5,084	6,654	(744)	2013-2023	40
Maryland	11	—	1,989	3,412	32	1,989	3,443	5,432	(277)	2013-2024	40
Massachusetts	21	—	3,587	10,653	84	3,587	10,737	14,324	(2,516)	2007-2024	40
Michigan	68	—	3,497	13,309	666	3,497	13,975	17,472	(1,810)	2011-2024	40
Minnesota	72	299	1,774	15,077	548	1,774	15,626	17,400	(1,332)	2013-2024	40
Mississippi	34	—	1,894	8,366	210	1,894	8,575	10,469	(914)	2013-2024	40
Missouri	45	—	1,390	7,702	230	1,390	7,931	9,321	(1,040)	2013-2024	40
Montana	16	1,400	739	5,221	109	739	5,330	6,069	(509)	2013-2024	40
Nebraska	39	—	464	4,799	117	464	4,915	5,379	(373)	2013-2024	40
Nevada	5	—	591	3,301	—	591	3,301	3,892	(293)	2013-2023	40
New Hampshire	8	—	519	1,231	18	519	1,249	1,768	(157)	2019-2022	40
New Jersey	11	—	1,242	4,585	23	1,242	4,608	5,850	(236)	2019-2024	40
New Mexico	10	—	1,047	2,885	—	1,047	2,885	3,932	(173)	2019-2024	40
New York	72	—	6,357	22,813	379	6,357	23,192	29,549	(1,808)	2019-2024	40
North Carolina	66	—	7,128	20,998	466	7,128	21,464	28,592	(2,606)	2013-2024	40
North Dakota	22	—	231	2,256	(24)	231	2,232	2,463	(339)	2013-2023	40
Ohio	52	844	4,022	17,750	381	4,022	18,147	22,169	(1,904)	2006-2024	40
Oklahoma	65	—	2,293	11,500	308	2,293	11,808	14,101	(1,822)	2013-2024	40
Oregon	11	—	3,085	6,555	27	3,085	6,582	9,667	(251)	2020-2024	40
Pennsylvania	104	31,634	9,457	66,956	766	9,457	67,722	77,179	(8,957)	2005-2024	40
Puerto Rico	1	—	99	349	—	99	349	448	(28)	2022	40
South Carolina	29	100	2,269	7,152	1,235	2,269	8,386	10,655	(770)	2019-2024	40
South Dakota	27	—	549	3,676	31	549	3,706	4,255	(383)	2013-2024	40
Tennessee	30	—	3,092	10,270	118	3,092	10,388	13,480	(1,347)	2013-2024	40
Texas	119	—	7,895	32,158	776	7,895	32,934	40,829	(4,230)	2005-2024	40
Utah	5	—	375	2,289	—	375	2,289	2,664	(164)	2020-2024	40
Vermont	21	—	1,395	4,512	145	1,395	4,657	6,052	(456)	2019-2023	40
Virginia	31	—	3,073	12,507	197	3,073	12,704	15,777	(1,167)	2019-2024	40
Washington	12	—	1,078	3,276	16	1,078	3,292	4,370	(256)	2013-2024	40
West Virginia	47	—	1,282	9,294	257	1,282	9,551	10,833	(773)	2019-2024	40
Wisconsin	90	—	2,882	18,492	797	2,882	19,289	22,171	(3,246)	2005-2024	40
Wyoming	9	—	260	3,019	—	260	3,019	3,279	(248)	2013-2023	40
	1,701	$34,277	$128,457	$507,822	$11,919	$128,457	$519,749	$648,206	$(58,175)

Explanatory Notes:
(1) Excludes two properties accounted for as direct financing leases.
(2) The aggregate cost for Federal Income Tax purposes was approximately $660.7 million as of December 31, 2024.
(3) Estimated useful life for buildings.

The following table reconciles real estate for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Beginning Balance	$556,521	$474,991
Acquisitions	92,910	78,608
Capital improvements	2,755	3,068
Casualty and impairment losses	(454)	—
Cost of property sold	(3,517)	—
Write-offs	(31)	(145)
Other	22	(1)
Ending Balance	$648,206	$556,521
Explanatory Note:
(1)Other includes reclassification adjustments.
The following table reconciles accumulated depreciation for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Beginning Balance	$(43,791)	$(31,257)
Depreciation expense	(14,492)	(12,503)
Properties sold	40	—
Write-offs and other	68	(31)
Ending Balance	$(58,175)	$(43,791)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of August 4, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
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

10.30
Resignation and Appointment of Administrative Agent, L/C Issuer and Swingline Lender and Third Amendment to Credit Agreement, dated October 25, 2024, by and among Postal Realty LP, Postal Realty Trust, Inc., the certain subsidiaries from time to time party thereto as guarantors, and Truist Bank, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2024).

10.31
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

19.1	Insider Trading Policy. *
21.1	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Incentive Compensation Recoupment Policy. (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 29, 2024).
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

POSTAL REALTY TRUST, INC.

Date: February 26, 2025	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	February 26, 2025
Andrew Spodek	(Principal Executive Officer)

/s/ Robert B. Klein	Chief Financial Officer	February 26, 2025
Robert B. Klein	(Principal Financial Officer)

/s/ Matt Brandwein	Executive Vice President, Chief Accounting Officer	February 26, 2025
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chair of	February 26, 2025
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	February 26, 2025
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	February 26, 2025
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	February 26, 2025
Anton Feingold