Form 10-Q
period 2025-03-31
Postal Realty Trust, Inc.
filed 2025-05-01
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of April 30, 2025, the registrant had 23,805,545 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	March 31, 2025	December 31, 2024
Assets
Investments:
Real estate properties, at cost:
Land	$132,297	$128,457
Building and improvements	524,490	512,248
Tenant improvements	7,609	7,501
Total real estate properties, at cost	664,396	648,206
Less: Accumulated depreciation	(61,961)	(58,175)
Total real estate properties, net	602,435	590,031
Investment in financing leases, net	15,923	15,951
Total real estate investments, net	618,358	605,982
Cash	639	1,799
Escrow and reserves	926	744
Rent and other receivables	4,961	6,658
Prepaid expenses and other assets, net	12,032	14,519
Goodwill	1,536	1,536
Deferred rent receivable	3,154	2,639
In-place lease intangibles, net	12,140	12,636
Above market leases, net	272	305
Total Assets	$654,018	$646,818

Liabilities and Equity
Liabilities:
Term loans, net	$248,901	$248,790
Revolving credit facility	24,000	14,000
Secured borrowings, net	33,820	33,918
Accounts payable, accrued expenses and other, net	15,580	16,441
Below market leases, net	16,812	16,171
Total Liabilities	339,113	329,320
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 23,696,171 and 23,494,487 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	237	235
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	310,131	310,031
Accumulated other comprehensive income	3,001	5,230
Accumulated deficit	(67,890)	(64,211)
Total Stockholders’ Equity	245,479	251,285
Operating partnership unitholders’ non-controlling interests	69,426	66,213
Total Equity	314,905	317,498
Total Liabilities and Equity	$654,018	$646,818
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$21,480	$16,604
Fee and other	670	683
Total revenues	22,150	17,287
Operating expenses:
Real estate taxes	2,649	2,302
Property operating expenses	2,461	2,353
General and administrative	4,936	4,292
Casualty and impairment losses, net	150	—
Depreciation and amortization	5,624	5,301
Total operating expenses	15,820	14,248

Loss on sale of real estate assets	(49)	—

Income from operations	6,281	3,039
Other income	30	50
Interest expense, net:
Contractual interest expense	(3,437)	(2,637)
Write-off and amortization of deferred financing fees and amortization of debt discount	(211)	(181)
Interest income	6	1
Total interest expense, net	(3,642)	(2,817)
Income before income tax expense	2,669	272
Income tax expense	(14)	(16)
Net income	2,655	256
Net income attributable to operating partnership unitholders’ non-controlling interests	(573)	(50)
Net income attributable to common stockholders	$2,082	$206
Net income (loss) per share:
Basic and Diluted	$0.06	$(0.01)
Weighted average common shares outstanding:
Basic and Diluted	23,216,150	22,045,310
Comprehensive (loss) income:
Net income	$2,655	$256
Unrealized (loss) gain on derivative instruments	(2,844)	2,819
Comprehensive (loss) income	(189)	3,075
Comprehensive loss (income) attributable to operating partnership unitholders’ non-controlling interests	41	(602)
Comprehensive (loss) income attributable to common stockholders	$(148)	$2,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498
Net proceeds from sale of common stock	139,626	1	1,819	—	—	1,820	—	1,820
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	1,026	1,026
Issuance and amortization of equity-based compensation, net of forfeitures	77,623	1	817	—	—	818	1,514	2,332
Issuance and amortization under the employee stock purchase plan ("ESPP")	5,527	—	77	—	—	77	—	77
Restricted stock withholdings	(21,092)	—	(277)	—	—	(277)	—	(277)
Dividends and distributions	—	—	—	—	(5,761)	(5,761)	(1,621)	(7,382)
Unrealized loss on derivative instruments	—	—	—	(2,229)	—	(2,229)	(615)	(2,844)
Net income	—	—	—	—	2,082	2,082	573	2,655
Reallocation of non-controlling interest	—	—	(2,336)	—	—	(2,336)	2,336	—
Balance – March 31, 2025	23,723,377	$237	$310,131	$3,001	$(67,890)	$245,479	$69,426	$314,905

Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	576,087	6	7,861	—	—	7,867	—	7,867
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,788	5,788
Issuance and amortization of equity-based compensation, net of forfeitures	120,941	1	1,147	—	—	1,148	965	2,113
Issuance and amortization under the ESPP	5,137	—	77	—	—	77	—	77
Restricted stock withholdings	(27,919)	—	(396)	—	—	(396)	—	(396)
Dividends and distributions	—	—	—	—	(5,520)	(5,520)	(1,339)	(6,859)
Unrealized gain on derivative instruments	—	—	—	2,267	—	2,267	552	2,819
Net income	—	—	—	—	206	206	50	256
Reallocation of non-controlling interest	—	—	(1,079)	—	—	(1,079)	1,079	—
Balance – March 31, 2024	22,634,457	$226	$294,878	$6,888	$(53,860)	$248,132	$65,158	$313,290
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,655	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,624	5,301
Write-off and amortization of deferred financing fees and debt discounts	211	181
Amortization of above/below market leases	(742)	(684)
Amortization of intangible liability	(88)	(59)
Casualty and impairment losses	435	—
Loss on sale of real estate assets	49	—
Equity based compensation	2,351	2,126
Deferred rent receivable	(515)	(101)
Other	(6)	(3)
Changes in assets and liabilities:
Rent and other receivables	1,725	247
Prepaid expenses and other assets	683	850
Accounts payable, accrued expenses and other	(1,564)	(1,713)
Net cash provided by operating activities	10,818	6,401

Cash flows from investing activities:
Acquisition of real estate	(15,140)	(12,967)
Proceeds from sale of real estate assets	825	—
Escrows for acquisition deposits	(653)	(157)
Capital improvements	(660)	(599)
Other investing activities	(130)	(134)
Net cash used in investing activities	(15,758)	(13,857)

Cash flows from financing activities:

Repayments of secured borrowings	(104)	(98)
Proceeds from revolving credit facility	17,000	16,000
Repayments of revolving credit facility	(7,000)	(9,000)
Net proceeds from issuance of shares	1,890	7,821
Debt issuance costs	(5)	—
Proceeds from issuance of ESPP shares	61	64
Value of shares withheld for payment of taxes related to employee stock compensation	(331)	(513)
Dividends and distributions	(7,382)	(6,859)
Other financing activities	(167)	(137)
Net cash provided by financing activities	3,962	7,278

Net decrease in Cash and Escrows and Reserves	(978)	(178)
Cash and Escrows and Reserves at the beginning of period	2,543	2,867
Cash and Escrow and Reserves at the end of period	$1,565	$2,689

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	1,026	5,788
Unrealized (loss) gain on derivative instruments, net	(2,844)	2,819
Reallocation of non-controlling interest	2,336	1,079
Reclassification of acquisition deposits included in prepaid expenses and other assets	197	147
Write-off of fixed assets no longer in service	—	29
Accrued capital expenditures included in accounts payable and accrued expenses	465	114
Reclassification of construction deposits included in prepaid expenses and other assets	38	—
Right of use assets, net	—	64
Accrued costs of capital included in accounts payable and accrued expenses	72	85

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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2025, the Company held an approximately 78.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of March 31, 2025, the Company owned a portfolio of 1,738 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third-party property management services for an additional 360 properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

Pursuant to the Company’s charter, the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.
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
This interim financial information should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2025. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. As discussed in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s most significant assumptions and estimates are related to the valuation of investments in real estate properties and impairment of long-lived assets. Although management believes its estimates are reasonable, actual results could differ from those estimates.
Offering and Other Costs
Offering costs are recorded in “Total Stockholders’ Equity” on the Consolidated Balance Sheets as a reduction of additional paid-in capital.
Segment Reporting

The Company leases its properties primarily to the USPS and reports its business as a single reportable segment. The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income and assesses the performance of the Company's current portfolio of properties primarily leased to the USPS and makes operating decisions accordingly. Net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. As a result, the Company conducts its business as a single operating segment. All expense categories on the consolidated statement of operations are significant. Interest income is not a significant component of interest expense, net. As a part of his review as the CODM, the CEO also separately examines the equity-based compensation component of general and administrative expenses, which is also considered a significant segment expense.

Deferred Costs and Discounts

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's existing credit facilities (the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the net unamortized debt discounts was $0.2 million.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Cash	$639	$1,799
Escrows and reserves:
Maintenance reserve	449	422
Real estate tax reserve	393	225
ESPP reserve	84	97
Total escrows and reserves	$926	$744
Cash and escrows and reserves	$1,565	$2,543
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues and in general and administrative expenses in the period in which the expense is incurred.

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of March 31, 2025 and December 31, 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2025 and December 31, 2024 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of March 31, 2025 and December 31, 2024, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $29.3 million and $28.7 million as compared to the principal balance of $34.2 million and $34.3 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s interest rate swap derivative assets was approximately $4.3 million and $6.7 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.7 million and $0.3 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of March 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Assets Held for Sale

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. No properties were classified as held for sale as of March 31, 2025 and December 31, 2024.
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

During the three months ended March 31, 2025, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment loss, net" in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. No impairments were recorded for the three months ended March 31, 2024.
Concentration of Credit Risks
As of March 31, 2025, the Company’s properties were leased primarily to a single tenant, the USPS. For the three months ended March 31, 2025, approximately 11.0% of the Company’s total rental income, or $2.4 million, was concentrated in Pennsylvania. For the three months ended March 31, 2024, approximately 12.4% of the Company's total rental income, or $2.1 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of March 31, 2025 and 2024, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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
Note 3. Real Estate Transactions
The following tables summarizes the Company’s acquisitions for the three months ended March 31, 2025. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended	Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2025
March 31, 2025	36	$3,990	$12,579	$114	$1,192	$—	$(1,415)	$(119)	$16,341
Explanatory Notes:
(1)Includes intangible liabilities related to unfavorable operating leases with purchase options on three properties during the three months ended March 31, 2025 that is included in “Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
(2)Includes closing costs of approximately $0.5 million for the three months ended March 31, 2025.

Sale of Real Estate
During the three months ended March 31, 2025, the Company sold one real estate property for net proceeds of $0.8 million and recorded a loss of $0.05 million.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Casualty Loss, Net
During the three months ended March 31, 2025, the Company recognized $0.5 million in gross charges primarily related to the net book value of two properties damaged and related repairs, partially offset by an estimated $0.4 million of related insurance claims, that are included in “Rent and other receivables” on the Consolidated Balance Sheets, that the Company believes is probable it will recover, resulting in a net charge of $0.1 million included within "Casualty and impairment losses, net" in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
The Company has comprehensive all risk property insurance coverage on its two properties subject to the casualty losses, including for business interruption, with an aggregate $15.2 million limit of liability, subject to conditions, exclusions, deductibles and sub-limits.
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets and any related expenses incurred, the excess will be reflected as income in the period those amounts are determinable and approved by the insurance company.
No determination has been made as to the total amount of timing of insurance payments that may be received as a result of the events.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
March 31, 2025:
In-place lease intangibles	$52,757	$(40,617)	$12,140
Above-market leases	795	(523)	272
Other intangibles	(1,337)	566	$(771)
Below-market leases	(30,483)	13,671	(16,812)

December 31, 2024:
In-place lease intangibles	$51,630	$(38,994)	$12,636
Above-market leases	795	(490)	305
Other intangibles	(1,262)	523	$(739)
Below-market leases	(29,069)	12,898	(16,171)
Amortization of in-place lease intangibles was $1.7 million for the three months ended March 31, 2025 and $1.8 million for the three months ended March 31, 2024, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Amortization of acquired above-market leases was $0.03 million and $0.05 million for each of the three months ended March 31, 2025 and 2024, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of other intangibles was $0.1 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024, respectively, and is included in "Rental income" in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of acquired below-market leases was $0.8 million for the three months ended March 31, 2025 and $0.7 million for the three months ended March 31, 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Other intangibles	Below-market leases
2025-Remaining	$4,424	$89	$(241)	$(2,276)
2026	3,858	93	(201)	(2,501)
2027	1,958	47	(127)	(2,022)
2028	1,004	22	(74)	(1,647)
2029	592	17	(58)	(1,456)
Thereafter	304	4	(70)	(6,910)
Total	$12,140	$272	$(771)	$(16,812)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Outstanding Balance as of March 31, 2025	Outstanding Balance as of December 31, 2024	Interest Rate at March 31, 2025	Maturity Date
Revolving Credit Facility(1)	$24,000	$14,000	SOFR+150 bps(2)	January 2026
2021 Term Loan(1)	75,000	75,000	SOFR+145 bps(2)	January 2027
2022 Term Loan(1)	175,000	175,000	SOFR+145 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	294	299	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	—	100	6.00%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024 (8)	1,400	1,400	5.00%	September 2039
Total Principal	308,172	298,277
Unamortized deferred financing costs	(1,244)	(1,360)
Unamortized debt discount	(207)	(209)
Total Debt	$306,721	$296,708
Explanatory Notes:
(1)On August 9, 2021, the Company had entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan. On May 11, 2022, the Company amended the Credit Facilities (the "First Amendment") to, among other things, add a new $75.0 million senior unsecured delayed draw term loan facility (the "2022 Term Loan" and, together with the 2021 Term Loan, the "Term Loans"), replace the LIBOR with the Secured Overnight Financing Rate ("SOFR") as the benchmark interest rate and allow for a decrease in the applicable margin by 0.02% if the Company achieves certain sustainability targets. On December 6, 2022, the Company exercised $40.0 million of term loan accordion under the 2022 Term Loan. On July 24, 2023, the Company amended the Credit Facilities (the "Second Amendment") to, among other things, add a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings under the Credit Facilities and further exercised $35.0 million of accordion under the Term Loans. On October 25, 2024, the Company amended the Credit Facilities (the "Third Amendment") to, among other things, increase the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million in which the Company further exercised $40.0 million under the 2022 Term Loan, and on a delayed-draw basis, $10.0 million.

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
During the three months ended March 31, 2025, the Company incurred $0.06 million and during the three months ended March 31, 2024, the Company incurred $0.07 million of unused facility fees related to the Revolving Credit Facility. As of March 31, 2025, the Company was in compliance with all of the Credit Facilities’ debt covenants.
(2)Based upon the applicable SOFR rate plus a SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”).
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
(6)In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025. As of January 2, 2025, the seller financing has been fully repaid.
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
The weighted average maturity date for the Company's indebtedness as of March 31, 2025 and December 31, 2024 was approximately 2.9 years and 3.2 years, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The scheduled principal repayments of indebtedness as of March 31, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2025 - Remaining	$14
2026	24,636
2027	75,776
2028	175,802
2029	831
Thereafter	31,113
Total	$308,172
Note 6. Derivatives and Hedging Activities

As of March 31, 2025, the Company had nine interest rate swaps with a total notional amount of $250.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate (1)	Effective Date	Maturity Date
$50,000	2.270%	May 2022	January 2027
$25,000	4.217%	May 2022	February 2028
$25,000	4.217%	May 2022	February 2028
$25,000	4.790%	July 2022	February 2028
$40,000	4.932%	December 2022	February 2028
$25,000	5.736%	July 2023	January 2027
$10,000	6.049%	September 2023	February 2028
$40,000	5.271%	October 2024	February 2028
$10,000	5.552%	November 2024	February 2028

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified from “Accumulated other comprehensive (loss) income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2025	2024
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive (loss) income"	$(1,961)	$4,150
Amount of income reclassified from "Accumulated other comprehensive (loss) income" into interest expense	$883	$1,331

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income, in which the effects of cash flow hedges are recorded, totaled $3.6 million for the three months ended March 31, 2025 and $2.8 million for the three months ended March 31, 2024.

As of March 31, 2025, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2025, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $0.7 million, which is at their termination value.
Note 7. Leases
Lessor Accounting
As of March 31, 2025, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through June 30, 2035. Certain leases had expired and were in holdover status as of March 31, 2025 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Fixed payments	$18,661	$14,439
Variable payments	2,819	2,165
	$21,480	$16,604

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be received as of March 31, 2025 (excluding base rental payments from properties classified as held for sale under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)
2025 - Remaining	$51,720
2026	61,535
2027	46,879
2028	34,681
2029	24,955
Thereafter	61,159
Total	$280,929
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of March 31, 2025, the leases at seven of the Company's properties were expired and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of March 31, 2025, operating leases for 88 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices(1), in each case as of dates set forth in the lease. As of March 31, 2025, 85 of these properties had an aggregate carrying value of approximately $62.5 million with an aggregate purchase option price of approximately $80.4 million and the remaining three properties had an aggregate carrying value of approximately $3.0 million with purchase options exercisable at fair market value.
Explanatory Notes:
(1) Properties with more than one calculation method are categorized based on the lowest valuation method.

Investment in Financing Leases, Net
As of March 31, 2025 and December 31, 2024, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of March 31, 2025 and December 31, 2024 are summarized in the table below (in thousands):

	As of March 31, 2025	As of December 31, 2024

Total minimum lease payment receivable	$30,656	$30,940
Less: unearned income	(14,733)	(14,989)
Investment in financing leases, net	$15,923	$15,951

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Revenue earned under direct financing leases for each of the three months ended March 31, 2025 and 2024 were $0.3 million, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Future lease payments to be received under the Company’s direct financing leases as of March 31, 2025 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount

2025 – Remaining	$853
2026	1,137
2027	1,137
2028	1,137
2029	1,137
Thereafter	25,255
Total	$30,656
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of March 31, 2025, these leases had remaining terms, including renewal options, of 0.3 years to 57.8 years and a weighted average remaining lease term of 21.3 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
ROU asset – operating leases	$2,131	$2,188
Lease liability – operating leases	$2,116	$2,165
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
Operating lease expense for the three months ended March 31, 2025 and 2024 was $0.09 million and $0.07 million, respectively. See Note 9. Related Party Transactions for more details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2025 for the next five years and thereafter are as follows (in thousands):

2025 — Remaining	$244
2026	325
2027	318
2028	319
2029	324
Thereafter	1,969
Total future minimum lease payments	3,499
Interest discount	(1,383)
Total	$2,116
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the three months ended March 31, 2025 and 2024, income tax expense related to REAC was $0.01 million and $0.01 million, respectively.
Note 9. Related Party Transactions
Management Fee Income
REAC recognized management fee income of $0.4 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024 from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Accrued management fees receivable of $0.7 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
In connection with the Company's IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Prior Office Lease”). Pursuant to the Prior Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Prior Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Prior Office Lease was extended to December 31, 2024 at the same rental rate. In December 2024, the Company entered into a new lease with the Company's CEO (the "2025 Office Lease," and, collectively with the Prior Office Lease, the "Office Leases"). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029. The 2025 Office Lease was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. Rental expenses associated with the Office Leases for the three months ended March 31, 2025 and 2024 were $0.06 million and $0.05 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company determined the Office Leases were an operating lease. For further details, see Note 7. Leases.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The transaction was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. The Company has a remaining right of first offer to purchase 214 of the 360 managed properties.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended March 31,
	2025	2024
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$2,082	$206
Less: Income attributable to participating securities	(590)	(375)
Numerator for earnings per share — basic and diluted	$1,492	$(169)

Denominator for earnings per share – basic and diluted (1)	23,216,150	22,045,310
Basic and diluted net (loss) income per share	$0.06	$(0.01)
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
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts). During the three months ended March 31, 2025, 139,626 shares were issued under the ATM program. During the three months ended March 31, 2024, 576,087 shares were issued under the ATM program. As of March 31, 2025, the Company had approximately $91.7 million remaining that may be issued under the ATM Program.

	Three Months Ended March 31,
	2025	2024
Shares issued	140	576
Gross proceeds received	$1,983	$8,211
Fees, issuance and other costs	(163)	(344)
Net proceeds received	$1,820	$7,867
Average gross sales price per share	$14.20	$14.25
Dividends and Distributions
During the three months ended March 31, 2025, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $7.4 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2425 per share or unit as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 30, 2025	February 14, 2025	February 28, 2025	$0.2425
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the three months ended March 31, 2025, the Company issued 219,335 LTIP Units to the Company’s CEO for his 2024 incentive bonus, his election to defer 100% of his 2025 annual salary and for long term incentive compensation, 90,909 LTIP Units to the Company’s President for his 2024 incentive bonus, 12,952 LTIP Units to the Company's Chief Financial Officer for his long term incentive compensation and 121,913 LTIP Units to certain other employees for their 2024 incentive bonus and for long term incentive compensation.
As of March 31, 2025 and December 31, 2024, non-controlling interests consisted of 5,071,875 OP Units and 1,687,053 LTIP Units and 4,998,738 OP Units and 1,241,944 LTIP Units, respectively. This represented approximately 22.1% and 20.9% of the outstanding Operating Partnership units as of March 31, 2025 and December 31, 2024, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards

Pursuant to the Postal Realty Trust Inc., 2019 Equity Incentive Plan, (the "Plan"), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of March 31, 2025, the remaining shares available under the Plan for future issuance was 973,737. The Plan provides for grants of stock options, stock awards, stock appreciation

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of March 31, 2025 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2025	505,342	1,241,944	346,946	2,094,232	$15.76
Granted	76,180	445,109	104,176	625,465	$12.84
Vesting of restricted shares and RSUs(5)	(54,375)	—	(1,442)	(55,817)	$15.33
Forfeited	—	—	(47,005)	(47,005)	$12.28
Outstanding, as of March 31, 2025	527,147	1,687,053	402,675	2,616,875	$15.13
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years.
(3)Includes 219,335 LTIP Units granted to the Company’s CEO, 90,909 LTIP Units granted to the Company’s President and 12,952 LTIP Units granted to the Company's Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also, includes 121,913 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years.
(4)Includes 90,362 RSUs granted to certain officers and employees of the Company during the three months ended March 31, 2025, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2027. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,814 time-based RSUs issued for 2024 incentive bonuses to certain employees that vested fully on February 1, 2025, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Includes 34,725 of restricted shares and RSUs that vested and 21,092 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
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
During the year ended December 31, 2022, the Company issued 47,005 RSUs (the “2022 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2024. In January 2025, the Company's CGC Committee

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
determined that the Company's total stockholder return for such three-year performance period did not meet the threshold performance hurdles for the 2022 Performance-Based Awards and, as a result, approved the cancellation of 47,005 RSUs for such awards.
During the three months ended March 31, 2025, the Company recognized compensation expense of $2.0 million and during the three months ended March 31, 2024, the Company recognized compensation expense of $1.8 million in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income related to all awards. During the three months ended March 31, 2025, the Company recognized compensation expense of $0.4 million and during the three months ended March 31, 2024, the Company recognized compensation expense of $0.3 million in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive (Loss) Income related to all awards.
As of March 31, 2025, there was $22.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 5.09 years.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of March 31, 2025 and December 31, 2024, 64,096 and 58,569 shares have been issued under the ESPP since commencement, respectively. During the three months ended March 31, 2025 , the Company recognized compensation expense of $0.02 million and during the three months ended March 31, 2024, the Company recognized compensation expense of $0.01 million related to the ESPP.
Note 12. Commitments and Contingencies
As of March 31, 2025, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to March 31, 2025:
The Company's Board of Directors approved, and on April 21, 2025, the Company declared a first quarter 2025 common stock dividend of $0.2425 per share, which is payable on May 30, 2025 to stockholders of record as of May 1, 2025.
As of April 30, 2025, the Company had $33.0 million drawn on the Revolving Credit Facility.
As of April 30, 2025 and during the period subsequent to March 31, 2025, the Company acquired 25 leased properties for approximately $12.7 million, excluding closing costs.
As of April 30, 2025 and during the period subsequent to March 31, 2025, the Company issued 109,374 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $1.6 million.
As of April 30, 2025 and during the period subsequent to March 31, 2025, the Company had entered into definitive agreements to acquire 51 properties for approximately $30.7 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.
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

•fluctuations in interest rates and increased operating costs, repair and maintenance expenses and capital expenditures for our properties;
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
•limitations imposed on our business in order to maintain our status as a REIT and our failure to maintain such status; and
•public health threats, such as the coronavirus (COVID-19) pandemic.
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the three months ended March 31, 2025, we acquired 36 properties leased to the USPS for approximately $16.3 million, including closing costs. As of March 31, 2025, our portfolio consists of 1,738 owned properties, located in 49 states and one territory and comprising approximately 6.5 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of April 30, 2025, we owned approximately 78.0% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. During the three months ended March 31, 2025, 139,626 shares were issued under the ATM Program for approximately $2.0 million in gross proceeds. As of March 31, 2025, we had approximately $91.7 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of March 31, 2025, we owned a portfolio of 1,738 properties located in 49 states and one territory and leased primarily to the USPS. For the three months ended March 31, 2025, approximately 11.0% of our total rental income was concentrated in Pennsylvania.
Registrant Elections
We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain scaled disclosures available to smaller reporting companies.
We have also elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our short taxable year ended December 31, 2019 and intend to continue to qualify as a REIT. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.
Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and closure, relocation or consolidation of certain facilities and delivery routes, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The occurrence of a regional epidemic or a global pandemic, such as the COVID-19 pandemic, and measures taken to prevent its spread may also have a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. The lingering effect of the COVID-19 pandemic and other geopolitical and economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary (“TRS”), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of March 31, 2025, properties leased to our tenants had an average remaining lease term of approximately 4.0 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense

Our credit facilities (the "Credit Facilities"), including the Third Amendment to the Credit Facilities (the "Third Amendment") consist of a $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility"), a $75.0 million senior unsecured term loan facility (the "2021 Term Loan") and a $175.0 million senior unsecured term loan facility (the "2022 Term Loan"). In addition, the Third Amendment increases the 2022 Term Loan commitments in an aggregate principal amount of up to $50.0 million.

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
Lease Renewal

As of April 30, 2025, the leases at seven of our properties, representing approximately 29,000 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease.

While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders. Refer to “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the risks associated with the USPS.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024	$ Change	% Change
Revenues
Rental income	$21,480	$16,604	$4,876	29.4%
Fee and other	670	683	(13)	(1.9)%
Total revenues	22,150	17,287	4,863	28.1%

Operating expenses
Real estate taxes	2,649	2,302	347	15.1%
Property operating expenses	2,461	2,353	108	4.6%
General and administrative	4,936	4,292	644	15.0%
Casualty and impairment losses, net	150	—	150	N/A
Depreciation and amortization	5,624	5,301	323	6.1%
Total operating expenses	15,820	14,248	1,572	11.0%

Loss on sale of real estate assets	(49)	—	(49)	N/A

Income from operations	6,281	3,039	3,242	106.7%

Other income	30	50	(20)	(40.0)%

Interest expense, net
Contractual interest expense	(3,437)	(2,637)	(800)	30.3%
Write-off and amortization of deferred financing fees and amortization of debt discount	(211)	(181)	(30)	16.6%
Interest income	6	1	5	500.0%
Total interest expense, net	(3,642)	(2,817)	(825)	29.3%

Income before income tax expense	2,669	272	2,397	881.3%
Income tax expense	(14)	(16)	2	(12.5)%
Net income	$2,655	$256	$2,399	937.1%
Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $4.9 million to $21.5 million for the three months ended March 31, 2025 from $16.6 million for the three months ended March 31, 2024, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.3 million to $2.6 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.1 million to $2.5 million for the three months ended March 31, 2025 from $2.4 million for the three months ended March 31, 2024. Property management expenses are included within property operating expenses and increased by $0.1 million to $1.0 million for the three months ended March 31, 2025 from $0.9 million for the three months ended March 31, 2024.
General and administrative – General and administrative expenses increased by $0.6 million to $4.9 million for the three months ended March 31, 2025 from $4.3 million for the three months ended March 31, 2024, primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.

Casualty and impairment losses, net - Casualty and impairment losses for the three months ended March 31, 2025 was $0.2 million which reflects $0.5 million in gross charges primarily related to the net book value of two properties damaged as a result of natural disasters and related repairs, partially offset by $0.4 million of related insurance claims that the Company believes is probable it will recover resulting in a net charge of $0.1 million and $0.1 million for an impairment on an asset. No casualty and impairment losses occurred for the three months ended March 31, 2024.
Depreciation and amortization – Depreciation and amortization expense increased by $0.3 million to $5.6 million for the three months ended March 31, 2025 from $5.3 million for three months ended March 31, 2024, primarily due to the volume of our acquisitions.
Other Income
Other income primarily includes insurance recoveries related to property damage claims. Other income decreased by $0.02 million to $0.03 million for the three months ended March 31, 2025 from $0.05 million for the three months ended March 31, 2024, primarily due to a decrease in property related insurance recoveries from claims.
Total Interest Expense, Net
During the three months ended March 31, 2025, we incurred total interest expense, net of $3.6 million compared to $2.8 million for the three months ended March 31, 2024. The increase in interest expense was primarily due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024
We had $0.6 million of cash and $0.9 million of escrows and reserves as of March 31, 2025 compared to $1.9 million of cash and $0.8 million of escrows and reserves as of March 31, 2024.

Cash flows from operating activities – Net cash provided by operating activities increased by $4.4 million to $10.8 million for the three months ended March 31, 2025 compared to $6.4 million for the same period in 2024. The increase is primarily due to the volume of our acquisitions and the execution of new leases with annual rent escalations all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $15.1 million of acquisitions and $1.4 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $0.8 million in proceeds received from the sale of real estate assets. Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $13.0 million of acquisitions and $0.9 million of escrow deposits for acquisitions, capital improvements and other investing activities.

Cash flows from financing activities – Net cash provided by financing activities decreased by $3.3 million to $4.0 million for the three months ended March 31, 2025 compared to $7.3 million for the three months ended March 31, 2024. The decrease was primarily related to a decrease in net proceeds received from issuance of shares and an increase in the payment of dividends and distributions partially offset by an increase in borrowings from the Revolving Credit Facility.
Liquidity and Capital Resources
We had approximately $0.6 million of cash and $0.9 million of escrows and reserves as of March 31, 2025.

Revolving Credit Facility and Term Loans

On August 9, 2021, we entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we exercised $40.0 million of accordion feature under the 2022 Term Loan. On July 24, 2023, we entered into the Second Amendment and further exercised $35.0 million of accordion under the Term Loans. On October 25, 2024, we entered into the Third Amendment and increased our commitments on the 2022 Term Loan and further exercised $50.0 million. As of March 31, 2025, we had $274.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $175.0 million drawn on the 2022 Term Loan and $24.0 million drawn on the Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of March 31, 2025, we were in compliance with all of the Credit Facilities’ debt covenants.

As of March 31, 2025, we had nine interest rate swaps with a total notional amount of $250.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
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
Consolidated Indebtedness
As of March 31, 2025, we had approximately $308.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2025 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of March 31, 2025	Interest Rate at March 31, 2025	Maturity Date
Revolving Credit Facility(1)	$24,000	SOFR+150 bps(2)	January 2026
2021 Term Loan(1)	75,000	SOFR+145 bps(2)	January 2027
2022 Term Loan(1)	175,000	SOFR+145 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	294	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
AIG(6)	30,225	2.80%	January 2031
Seller Financing - 2024(7)	1,400	5.00%	September 2039
Total Principal	$308,172
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three months ended March 31, 2025, we incurred $0.06 million of unused facility fees related to the Revolving Credit Facility, respectively.
(2)Based upon the applicable SOFR rate plus a SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”).

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
(6)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years (ending in January 2026) and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.

(7)In connection with the acquisition of two properties, the Company obtained seller financing secured by the properties in the amount of $1.4 million based on a fixed interest rate of 5.00% with interest-only payments through September 1, 2039.
Secured Borrowings as of March 31, 2025
As of March 31, 2025, we had approximately $34.2 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2025, we paid cash dividends of $0.2425 per share. Our Board of Directors approved, and on April 21, 2025, we declared a first quarter 2025 common stock dividend of $0.2425 per share, which will be paid on May 30, 2025 to stockholders of record as of May 1, 2025.
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
Share Repurchase Program
On February 25, 2025 (the "SRP Date"), the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. No shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program from the SRP Date to the period ended March 31, 2025 and the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.
Subsequent Real Estate Acquisitions
As of April 30, 2025 and during the period subsequent to March 31, 2025, we have acquired 25 properties in individual or portfolio transactions for an aggregate of approximately $12.7 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of March 31, 2025, our indebtedness was approximately $308.2 million, consisting of approximately $274.0 million of variable-rate debt and approximately $34.2 million of fixed-rate debt. Of the $274.0 million variable-rate debt, $250.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of March 31, 2025, approximately $24.0 million of our indebtedness was variable-rate debt and approximately $284.2 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.2 million on an annualized basis.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2025. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Plan. The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares Purchased / Withheld from Employee Awards During the Three Months Ended March 31, 2025
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 1-January 31, 2025	—	$—	—	$—
February 1-February 28, 2025	21,092	$13.16	21,092	$—
March 1-March 31, 2025	—	$—	—	$—

As disclosed in Part I, Item 2 above, during the three months ended March 31, 2025, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program from the SRP Date to the period ended March 31, 2025. As of March 31, 2025, the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 3, 2025, Andrew Spodek, our Director and Chief Executive Officer, entered into a pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, Mr. Spodek can purchase up to 120,000 shares of our Class A common stock between June 2, 2025 and June 1, 2026, subject to price and trading limitations under the plan.

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

POSTAL REALTY TRUST, INC.

Date: April 30, 2025	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2025	By:	/s/ Robert B. Klein
Robert B. Klein
Chief Financial Officer
(Principal Financial Officer)