Form 10-Q
period 2025-06-30
Postal Realty Trust, Inc.
filed 2025-08-04
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 4, 2025, the registrant had 24,580,206 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	June 30, 2025	December 31, 2024
Assets
Investments:
Real estate properties, at cost:
Land	$140,831	$128,457
Building and improvements	554,644	512,248
Tenant improvements	7,874	7,501
Total real estate properties, at cost	703,349	648,206
Less: Accumulated depreciation	(66,023)	(58,175)
Total real estate properties, net	637,326	590,031
Investment in financing leases, net	15,897	15,951
Total real estate investments, net	653,223	605,982
Cash	1,080	1,799
Escrow and reserves	1,007	744
Rent and other receivables	5,237	6,658
Prepaid expenses and other assets, net	9,848	14,519
Goodwill	1,536	1,536
Deferred rent receivable	3,880	2,639
In-place lease intangibles, net	13,123	12,636
Above market leases, net	251	305
Assets held for sale, net	637	—
Total Assets	$689,822	$646,818

Liabilities and Equity
Liabilities:
Term loans, net	$249,012	$248,790
Revolving credit facility	46,000	14,000
Secured borrowings, net	33,823	33,918
Accounts payable, accrued expenses and other, net	17,367	16,441
Below market leases, net	19,066	16,171
Total Liabilities	365,268	329,320
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 24,237,197 and 23,494,487 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	242	235
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	318,914	310,031
Accumulated other comprehensive income	1,744	5,230
Accumulated deficit	(70,098)	(64,211)
Total Stockholders’ Equity	250,802	251,285
Operating partnership unitholders’ non-controlling interests	73,752	66,213
Total Equity	324,554	317,498
Total Liabilities and Equity	$689,822	$646,818
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$22,730	$17,364	$44,210	$33,969
Fee and other	621	686	1,291	1,369
Total revenues	23,351	18,050	45,501	35,338
Operating expenses:
Real estate taxes	2,773	2,385	5,422	4,687
Property operating expenses	1,984	2,118	4,445	4,471
General and administrative	4,316	3,920	9,252	8,213
Casualty and impairment losses (gains), net	(345)	—	(195)	—
Depreciation and amortization	5,914	5,518	11,538	10,819
Total operating expenses	14,642	13,941	30,462	28,190

Loss on sale of real estate assets	—	—	(49)	—

Income from operations	8,709	4,109	14,990	7,148
Other income	—	15	30	65
Interest expense, net:
Contractual interest expense	(3,817)	(2,888)	(7,254)	(5,525)
Write-off and amortization of deferred financing fees and amortization of debt discount	(211)	(181)	(422)	(362)
Interest income	1	5	7	6
Total interest expense, net	(4,027)	(3,064)	(7,669)	(5,881)
Income before income tax expense	4,682	1,060	7,351	1,332
Income tax expense	(10)	(28)	(24)	(44)
Net income	4,672	1,032	7,327	1,288
Net income attributable to operating partnership unitholders’ non-controlling interests	(1,058)	(215)	(1,631)	(265)
Net income attributable to common stockholders	$3,614	$817	$5,696	$1,023
Net income per share:
Basic and Diluted	$0.12	$0.02	$0.19	$0.01
Weighted average common shares outstanding:
Basic and Diluted	23,509,083	22,339,245	23,375,607	22,192,277
Comprehensive income:
Net income	$4,672	$1,032	$7,327	$1,288
Unrealized (loss) gain on derivative instruments	(1,625)	14	(4,469)	2,833
Comprehensive income	3,047	1,046	2,858	4,121
Comprehensive income attributable to operating partnership unitholders’ non-controlling interests	(690)	(218)	(648)	(820)
Comprehensive income attributable to common stockholders	$2,357	$828	$2,210	$3,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498
Net proceeds from sale of common stock	139,626	1	1,819	—	—	1,820	—	1,820
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	1,026	1,026
Issuance and amortization of equity-based compensation, net of forfeitures	77,623	1	817	—	—	818	1,514	2,332
Issuance and amortization under the employee stock purchase plan ("ESPP")	5,527	—	77	—	—	77	—	77
Restricted stock withholdings	(21,092)	—	(277)	—	—	(277)	—	(277)
Dividends and distributions	—	—	—	—	(5,761)	(5,761)	(1,621)	(7,382)
Unrealized loss on derivative instruments	—	—	—	(2,229)	—	(2,229)	(615)	(2,844)
Net income	—	—	—	—	2,082	2,082	573	2,655
Reallocation of non-controlling interest	—	—	(2,336)	—	—	(2,336)	2,336	—
Balance – March 31, 2025	23,723,377	$237	$310,131	$3,001	$(67,890)	$245,479	$69,426	$314,905
Net proceeds from sale of common stock	529,828	5	7,556	—	—	7,561	—	7,561
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,005	5,005
Shares issued upon redemption of operating partnership units	11,198	—	157	—	—	157	(157)	—
Issuance and amortization of equity-based compensation, net of forfeitures	—	—	700	—	—	700	870	1,570
Issuance and amortization under the ESPP	—	—	19	—	—	19	—	19
Dividends and distributions	—	—	—	—	(5,822)	(5,822)	(1,731)	(7,553)
Unrealized loss on derivative instruments	—	—	—	(1,257)	—	(1,257)	(368)	(1,625)
Net income	—	—	—	—	3,614	3,614	1,058	4,672
Reallocation of non-controlling interest	—	—	351	—	—	351	(351)	—
Balance – June 30, 2025	24,264,403	$242	$318,914	$1,744	$(70,098)	$250,802	$73,752	$324,554

Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	576,087	6	7,861	—	—	7,867	—	7,867

Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,788	5,788
Issuance and amortization of equity-based compensation, net of forfeitures	120,941	1	1,147	—	—	1,148	965	2,113
Issuance and amortization under the ESPP	5,137	—	77	—	—	77	—	77
Restricted stock withholdings	(27,919)	—	(396)	—	—	(396)	—	(396)
Dividends and distributions	—	—	—	—	(5,520)	(5,520)	(1,339)	(6,859)
Unrealized gain on derivative instruments	—	—	—	2,267	—	2,267	552	2,819
Net income	—	—	—	—	206	206	50	256
Reallocation of non-controlling interest	—	—	(1,079)	—	—	(1,079)	1,079	—
Balance – March 31, 2024	22,634,457	$226	$294,878	$6,888	$(53,860)	$248,132	$65,158	$313,290
Net proceeds from sale of common stock	57,993	1	684	—	—	685	—	685
Shares issued upon redemption of operating partnership units	52,778	1	861	—	—	862	(862)	—
Issuance and amortization of equity-based compensation, net of forfeitures	(316)	—	722	—	—	722	711	1,433
Issuance and amortization under the ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(5,490)	(5,490)	(1,438)	(6,928)
Unrealized gain on derivative instruments	—	—	—	11	—	11	3	14
Net income	—	—	—	—	817	817	215	1,032
Reallocation of non-controlling interest	—	—	(265)	—	—	(265)	265	—
Balance – June 30, 2024	22,744,912	$228	$296,886	$6,899	$(58,533)	$245,480	$64,052	$309,532
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,327	$1,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,538	10,819
Write-off and amortization of deferred financing fees and debt discounts	422	362
Amortization of above/below market leases	(1,582)	(1,423)
Amortization of intangible liability	(161)	(119)
Casualty and impairment losses	707	—
Loss on sale of real estate assets	49	—
Gain on insurance proceeds received for damage due to property	(842)	(22)
Equity based compensation	3,945	3,565
Deferred rent receivable	(1,241)	(212)
Other	(10)	(16)
Changes in assets and liabilities:
Rent and other receivables	1,475	770
Prepaid expenses and other assets	1,371	1,544
Accounts payable, accrued expenses and other	(774)	(270)
Net cash provided by operating activities	22,224	16,286

Cash flows from investing activities:
Acquisition of real estate	(46,875)	(41,775)
Proceeds from sale of real estate assets	825	—
Escrows for acquisition deposits	(349)	(221)
Capital improvements	(3,007)	(1,568)
Insurance proceeds related to property damage claims	842	22
Other investing activities	(140)	(75)
Net cash used in investing activities	(48,704)	(43,617)

Cash flows from financing activities:

Repayments of secured borrowings	(109)	(103)
Proceeds from revolving credit facility	55,000	48,000
Repayments of revolving credit facility	(23,000)	(15,000)
Net proceeds from issuance of shares	9,510	8,552
Debt issuance costs	(5)	—
Proceeds from issuance of ESPP shares	61	64
Value of shares withheld for payment of taxes related to employee stock compensation	(331)	(513)
Dividends and distributions	(14,935)	(13,787)
Other financing activities	(167)	(138)
Net cash provided by financing activities	26,024	27,075

Net decrease in Cash and Escrows and Reserves	(456)	(256)
Cash and Escrows and Reserves at the beginning of period	2,543	2,867
Cash and Escrow and Reserves at the end of period	$2,087	$2,611

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	6,031	5,788
Unrealized (loss) gain on derivative instruments, net	(4,469)	2,833
Reallocation of non-controlling interest	1,985	1,344
Transfer of investment properties, net to assets held for sale	637	—
Reclassification of acquisition deposits included in prepaid expenses and other assets	312	147
Write-off of fixed assets no longer in service	—	25

Accrued capital expenditures included in accounts payable and accrued expenses	902	120
Reclassification of construction deposits included in prepaid expenses and other assets	38	57
Right of use assets, net	93	25
Accrued costs of capital included in accounts payable and accrued expenses	131	130
Shares issued upon redemption of operating partnership units	157	862
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2025, the Company held an approximately 77.3% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of June 30, 2025, the Company owned a portfolio of 1,806 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third-party property management services for an additional 358 postal properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

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

Deferred Costs and Discounts

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's existing credit facilities (the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the net unamortized debt discounts was $0.2 million.

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Cash	$1,080	$1,799
Escrows and reserves:
Maintenance reserve	476	422
Real estate tax reserve	405	225
ESPP reserve	126	97
Total escrows and reserves	$1,007	$744
Cash and escrows and reserves	$2,087	$2,543
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of June 30, 2025 and December 31, 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of June 30, 2025 and December 31, 2024 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of June 30, 2025 and December 31, 2024, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $29.5 million and $28.7 million as compared to the principal balance of $34.2 million and $34.3 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s interest rate swap derivative assets was approximately $3.1 million and $6.7 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the fair value of the Company's interest rate swap derivative liabilities was approximately $1.1 million and $0.3 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of June 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Assets Held for Sale

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. The Company had one property classified as held for sale as of June 30, 2025 as a result of a tenant exercising a purchase option. No properties were classified as held for sale as of December 31, 2024.
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

During the six months ended June 30, 2025, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income. No impairments were recorded for the six months ended June 30, 2024.

The Company uses the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. The Company recorded an impairment of $0.2 million which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025.
Concentration of Credit Risks
As of June 30, 2025, the Company’s properties were leased primarily to a single tenant, the USPS. For the six months ended June 30, 2025, approximately 10.6% of the Company’s total rental income, or $4.7 million, was concentrated in Pennsylvania. For the six months ended June 30, 2024, approximately 12.2% of the Company's total rental income, or $4.1 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
See Note 11. Stockholders’ Equity for further details.
Insurance Accounting
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when the amount is determinable and approved by the insurance company. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded in casualty and impairment losses (gains), net until the amount is determinable and approved by the insurance company. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the amount is determinable and approved by the insurance company.
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of June 30, 2025 and 2024, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 3. Real Estate Transactions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2025. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2025
March 31, 2025	(3)	36	$3,990	$12,579	$114	$1,192	$—	$(1,415)	$(119)	$16,341
June 30, 2025	(4)	68	$8,402	$28,473	$269	$2,775	$11	$(3,131)	$68	$36,867
Total		104	12,392	41,052	383	3,967	11	(4,546)	(51)	53,208
Explanatory Notes:
(1)Includes intangible liabilities related to unfavorable operating leases with purchase options on three properties during the three months ended March 31, 2025 and two properties during the three months ended June 30, 2025 that is included in “Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets. Also, includes a below market ground lease intangible asset on four properties during the three months ended June 30, 2025 that is included in “Prepaid expenses and other assets, net" on the Consolidated Balance Sheets.
(2)Includes closing costs of approximately $0.5 million for the three months ended March 31, 2025 and $1.0 million for the three months ended June 30, 2025.
(3)Includes the acquisition of 36 properties in various states in individual or portfolio transactions for a price of approximately $16.3 million, including closing costs, which was funded with both the issuance of OP Units to the sellers (valued at approximately $1.0 million using the share price of Class A common stock on the date of the issuance of such OP units) and cash consideration.
(4)Includes the acquisition of 68 properties in various states in individual or portfolio transactions for a price of approximately $36.9 million, including closing costs, which were funded with both the issuance of OP Units to the sellers (valued at approximately $5.0 million using the share price of Class A common stock on the date of each issuance of such OP units) and cash consideration.

Sale of Real Estate
During the six months ended June 30, 2025, the Company sold one real estate property for net proceeds of $0.8 million and recorded a loss of $0.05 million.
Assets Held for Sale
During the three and six months ended June 30, 2025 as a result of a tenant exercising a purchase option for one property, the Company reclassified the carrying value consisting of $0.1 million of land and $0.5 million of buildings and other real estate assets to "Assets held for sale, net" on the Company's Consolidated Balance Sheet and liabilities held for sale of $0.1 million is included as "Accounts payable, accrued expenses and other, net" on the Company's Consolidated Balance Sheet. Refer to Note 2, Impairment of Long-lived Assets for further discussion.

Casualty and Impairment Losses (Gains), Net
During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.6 million, respectively, in gross charges primarily related to the estimated net book value of several properties damaged and related repairs, offset by an estimated $0.6 million and $1.0 million, respectively, of related insurance claims, resulting in a net recovery of $0.5 million and

$0.4 million, respectively, included within “Casualty and impairment losses (gains), net” on the Consolidated Statement of Operations and Comprehensive Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
June 30, 2025:
In-place lease intangibles	$55,482	$(42,359)	$13,123
Above-market leases	805	(554)	251
Other intangibles	(1,138)	438	(700)
Below-market leases	(33,595)	14,529	(19,066)

December 31, 2024:
In-place lease intangibles	$51,630	$(38,994)	$12,636
Above-market leases	795	(490)	305
Other intangibles	(1,262)	523	(739)
Below-market leases	(29,069)	12,898	(16,171)
Amortization of in-place lease intangibles was $1.8 million and $3.5 million for the three and six months ended June 30, 2025, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above-market leases was $0.03 million and $0.06 million for the three and six months ended June 30, 2025, respectively, and $0.04 million and $0.09 million for the three and six months ended June 30, 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of other intangibles was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and is included in "Rental income" in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below-market leases was $0.9 million and $1.6 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Other intangibles	Below-market leases
2025-Remaining	$3,232	$59	$(125)	$(1,713)
2026	4,609	95	(233)	(2,931)
2027	2,537	50	(141)	(2,394)
2028	1,425	24	(74)	(1,965)
2029	809	18	(58)	(1,693)
Thereafter	511	5	(69)	(8,370)
Total	$13,123	$251	$(700)	$(19,066)

Note 5. Debt
The following table summarizes the Company’s indebtedness as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024	Interest Rate at June 30, 2025	Maturity Date
Revolving Credit Facility(1)	$46,000	$14,000	SOFR+150 bps(2)	January 2026
2021 Term Loan(1)	75,000	75,000	SOFR+145 bps(2)	January 2027
2022 Term Loan(1)	175,000	175,000	SOFR+145 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	290	299	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	—	100	—%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024 (8)	1,400	1,400	5.00%	September 2039
Total Principal	330,168	298,277
Unamortized deferred financing costs	(1,128)	(1,360)
Unamortized debt discount	(205)	(209)
Total Debt	$328,835	$296,708

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three and six months ended June 30, 2025, the Company incurred $0.05 million and $0.1 million, respectively, and during the three and six months ended June 30, 2024, the Company incurred $0.06 million and $0.1 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of June 30, 2025, the Company was in compliance with all of the Credit Facilities’ debt covenants.
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
The weighted average maturity date for the Company's indebtedness as of June 30, 2025 and December 31, 2024 was approximately 2.5 years and 3.2 years, respectively.
The scheduled principal repayments of indebtedness as of June 30, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2025 - Remaining	$9
2026 (1)	46,637
2027	75,778
2028	175,804
2029	832
Thereafter	31,108
Total	$330,168

Explanatory Note:
(1) The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods. The Company is currently exploring various refinancing options (the "Refinancing") and believes that it will be successful in extending or Refinancing the Revolving Credit Facility.
Note 6. Derivatives and Hedging Activities

As of June 30, 2025, the Company had nine interest rate swaps with a total notional amount of $250.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate (1)	Effective Date	Maturity Date
$50,000	2.291%	May 2022	January 2027
$25,000	4.237%	May 2022	February 2028
$25,000	4.237%	May 2022	February 2028
$25,000	4.810%	July 2022	February 2028
$40,000	4.952%	December 2022	February 2028
$25,000	5.756%	July 2023	January 2027
$10,000	6.069%	September 2023	February 2028
$40,000	5.291%	October 2024	February 2028
$10,000	5.572%	November 2024	February 2028

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2025	2024	2025	2024
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive income"	$(736)	$1,341	$(2,697)	$5,491
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$889	$1,327	$1,772	$2,658

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $4.0 million and $7.7 million for the three and six months ended June 30, 2025, respectively, and $3.1 million and $5.9 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2025, it could have been required to

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $1.1 million, which is at their termination value.
Note 7. Leases
Lessor Accounting
As of June 30, 2025, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through October 31, 2035. Certain leases had expired and were in holdover status as of June 30, 2025 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed payments	$20,055	$15,119	$38,716	$29,559
Variable payments	2,675	2,245	5,494	4,410
	$22,730	$17,364	$44,210	$33,969
Future minimum lease payments to be received as of June 30, 2025 (excluding base rental payments from properties classified as held for sale under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)
2025 - Remaining	$37,160
2026	68,317
2027	53,537
2028	40,945
2029	30,463
Thereafter	84,724
Total	$315,146
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of June 30, 2025, the leases at three of the Company's properties were expired and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.

Purchase Option Provisions

As of June 30, 2025, operating leases for 90 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices(1), in each case as of dates set forth in the lease. As of June 30, 2025, 87 of these properties had an aggregate carrying value of approximately $66.0 million with an aggregate purchase option price of approximately $85.4 million and the remaining three properties had an aggregate carrying value of approximately $2.9 million with purchase options exercisable at fair market value. During the three and six months ended June 30, 2025, a tenant exercised a purchase option. Refer to Note 2, Assets Held for Sale for further discussion.
Explanatory Notes:
(1) Properties with more than one calculation method are categorized based on the lowest valuation method.

Investment in Financing Leases, Net
As of June 30, 2025 and December 31, 2024, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of June 30, 2025 and December 31, 2024 are summarized in the table below (in thousands):

	As of June 30, 2025	As of December 31, 2024

Total minimum lease payment receivable	$30,372	$30,940
Less: unearned income	(14,475)	(14,989)
Investment in financing leases, net	$15,897	$15,951

Revenue earned under direct financing leases for each of the three and six months ended June 30, 2025 and 2024 were $0.3 million and $0.5 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of June 30, 2025 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount

2025 – Remaining	$569
2026	1,137
2027	1,137
2028	1,137
2029	1,137
Thereafter	25,255
Total	$30,372
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of June 30, 2025, these leases had remaining terms, including renewal options, of 0.1 years to 57.5 years and a weighted average remaining lease term of 18.5 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	As of June 30, 2025	As of December 31, 2024
ROU asset – operating leases	$2,301	$2,188
Lease liability – operating leases	$2,157	$2,165
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
Operating lease expense for the three and six months ended June 30, 2025 and 2024 was $0.09 million and $0.2 million, respectively, and $0.07 million and $0.1 million , respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2025 for the next five years and thereafter are as follows (in thousands):

2025 — Remaining	$169
2026	338
2027	332
2028	333
2029	337
Thereafter	2,011
Total future minimum lease payments	3,520
Interest discount	(1,363)
Total	$2,157
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC has generated income, resulting in federal and state corporate income tax liability for REAC. For the three and six months ended June 30, 2025, income tax expense related to REAC was zero and $0.01 million, respectively. For the three and six months ended June 30, 2024, income tax expense related to REAC was $0.02 million and $0.03 million, respectively.
Note 9. Related Party Transactions
Transition and General Release Agreement with Former Chief Financial Officer
On June 18, 2025 (the "Transition Date"), Robert B. Klein announced his intention to resign from his role as Chief Financial Officer of the Company but continued as an employee of the Company through June 30, 2025 (the “Separation Date,” the period from the Transition Date to the Separation Date is referred to as the “Transition Period”). Subject to the terms of Transition and General Release Agreement dated June 18, 2025 between the Company and Mr. Klein (the “Transition Agreement”), Mr. Klein will provide consulting services to the Company beginning on the day following the Separation Date until the date the Company files its Form 10-Q for the period ending June 30, 2025 (the “Completion Date” and such period, the

“Consulting Period”). Mr. Klein will continue serving as the Company’s principal financial officer through the end of the Consulting Period.
The Transition Agreement sets forth Mr. Klein’s separation benefits and the terms pursuant to which Mr. Klein will assist the Company in the transition of his roles through the Transition Period and the Consulting Period. During each of the Transition Period and the Consulting Period, Mr. Klein will continue to oversee and assist with the preparation of the Company’s Form 10-Q for the period ending on June 30, 2025 and, unless the Company determines otherwise, shall sign the Form 10-Q (and any related documentation) in his capacity as principal financial officer (the “Transition Support Duties”). In accordance with the Transition Agreement, during the Transition Period, subject to Mr. Klein’s performance of the Transition Support Duties, the Company will pay Mr. Klein his regular base salary, less applicable taxes, withholdings and deductions payable in accordance with the Company’s current payroll practices and Mr. Klein shall be entitled to continue to participate in any employee benefit plan that the Company has adopted or may adopt, until the Separation Date.
As set forth in the Transition Agreement, pursuant to the terms of the Company's 2019 Equity Incentive Plan (the “Equity Plan”), including, but not limited to, the Alignment of Interest Program under the Equity Plan (the “AOI”), and the award agreements issued thereunder (the “Award Agreements” and collectively with the Equity Plan and AOI, the “Equity Plan Governing Documents”) Mr. Klein has been granted certain equity awards which remain outstanding, unconverted and unvested as of the Separation Date (the “Unvested Awards”). If Mr. Klein fully complies with the terms and conditions set forth in the Transition Agreement, including the execution of the supplemental release attached thereto and performance of the Transition Support Duties, the Company will pay Mr. Klein a gross amount equal to $500,000, less applicable taxes, withholdings and deductions (the “Consideration”). The Company will pay the Consideration in part by accelerating the vesting of 28,000 Unvested Awards (as determined in the Company’s sole discretion) (the “Selected Awards”), with the remainder to be paid in cash. The terms governing the acceleration of the Selected Awards and the payment of the Consideration are described in the Transition Agreement.
Notwithstanding anything to the contrary in any Equity Plan Governing Document, (i) Mr. Klein’s Unvested Awards, other than the Selected Awards, will automatically and immediately be cancelled and forfeited, and will lapse for no consideration, effective as of July 1, 2025, (ii) the Selected Awards will remain outstanding and eligible to vest following the Separation Date in accordance with the terms of the Transition Agreement and (iii) to the extent the Consideration is not earned, the Selected Awards will automatically and immediately be cancelled and forfeited and will lapse for no consideration, effective as of the Completion Date (or such earlier date as determined by the Company, in its sole discretion). Pursuant to the terms of the Transition Agreement, Mr. Klein will be subject to continued compliance with confidentiality, non-disparagement and cooperation covenants.

In conjunction with the Company's search for a new Chief Financial Officer, the Company has retained an executive search firm that employs an immediately family member of one of our directors. Jeremy Garber, who immediately prior to Mr. Klein's resignation as Chief Financial Officer of the Company was the Company's President, Secretary and Treasurer, is serving as the interim Chief Financial Officer of the Company while the search for Mr. Klein's successor is completed.
Management Fee Income
On May 5, 2025, REAC entered into amendments to the management agreements (as amended, the “Amended Management Agreements”) pursuant to which the Company provides property management services to 362 properties, owned by family members and affiliates of Mr. Spodek. An additional property for which REAC provides management services to affiliates of Mr. Spodek was not amended by the Amended Management Agreements.

The Amended Management Agreements provide that, as of April 1, 2025, the initial management fee to be received by REAC is equal to 4.0% per annum of each property’s gross revenue, payable quarterly. Each successive April 1, the management fee will be increased to 102.5% of the management fee previously in effect. The initial term of the Amended Management Agreements is through March 31, 2030 (the “Initial Term”), unless terminated earlier. After the Initial Term, the Amended Management Agreements will be automatically renewed for successive one-year terms, unless either party provides 30 days' advance notice of non-renewal. Furthermore, beginning October 1, 2025, the Amended Management Agreements may be terminated by either party at any time upon 60 days’ notice to the other party. The Amended Management Agreements also provide that, to the extent REAC provides services in connection with the financing of managed properties, REAC shall be entitled to an additional $5,000 fee per property being financed, whether such properties are financed individually, as part of a portfolio or pooled, provided that the total fees payable shall not exceed $50,000 per financing transaction. The Amended

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Management Agreements were unanimously approved by an independent Special Committee of the Company's Board of Directors (the "Board") consisting of all members of the Board other than Mr. Spodek.

REAC recognized management fee income of $0.2 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.2 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
In connection with the Company's IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Prior Office Lease”). Pursuant to the Prior Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Prior Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Prior Office Lease was extended to December 31, 2024 at the same rental rate. In December 2024, the Company entered into a new lease with the Company's CEO (the "2025 Office Lease," and, collectively with the Prior Office Lease, the "Office Leases"). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029. The 2025 Office Lease was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. Rental expenses associated with the Office Leases for the three and six months ended June 30, 2025 and 2024 were $0.06 million and $0.1 million, respectively, and $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined the Office Leases were an operating lease. For further details, see Note 7. Leases.
Right of First Offer Transactions
In connection with the Company's IPO and the related formation transactions, the Company entered into a Right of First Offer Agreement (the “ROFO Agreement”) with certain members of the family (the “Related Party”) of the Company’s CEO. Pursuant to the ROFO Agreement, the Company has the right of first offer to acquire from the Related Party 250 properties that are currently managed by the Company. On May 30, 2024, the Company acquired from the Related Party a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs. The transaction was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. The Company has a remaining right of first offer to purchase 214 of 358 managed postal properties.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$3,614	$817	$5,696	$1,023
Less: Income attributable to participating securities	(702)	(405)	(1,293)	(780)
Numerator for earnings per share — basic and diluted	$2,912	$412	$4,403	$243

Denominator for earnings per share – basic and diluted (1)	23,509,083	22,339,245	23,375,607	22,192,277
Basic and diluted net income per share	$0.12	$0.02	$0.19	$0.01
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
The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts). During the three and six months ended June 30, 2025, 529,828 and 669,454 shares, respectively, were issued under the ATM program. During the three and six months ended June 30, 2024, 57,993 and 634,080 shares, respectively, were issued under the ATM program. As of June 30, 2025, the Company had approximately $83.9 million remaining that may be issued under the ATM Program.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares issued	530	58	669	634
Gross proceeds received	$7,805	$824	$9,788	$9,034
Fees, issuance and other costs	(244)	(139)	(407)	(482)
Net proceeds received	$7,561	$685	$9,381	$8,552
Average gross sales price per share	$14.73	$14.20	$14.62	$14.25
Dividends and Distributions
During the three and six months ended June 30, 2025, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $7.6 million and $14.9 million, respectively to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2425 and $0.485 per share or unit, respectively as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 30, 2025	February 14, 2025	February 28, 2025	$0.2425
April 21, 2025	May 1, 2025	May 30, 2025	$0.2425
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the six months ended June 30, 2025, the Company issued 219,335 LTIP Units to the Company’s CEO for his 2024 incentive bonus, his election to defer 100% of his 2025 annual salary and for long term incentive compensation, 90,909 LTIP Units to the Company’s President for his 2024 incentive bonus, 12,952 LTIP Units to the Company's Principal Financial Officer for his long term incentive compensation, 46,944 LTIP Units in May 2025 to the Board of Directors for their annual retainers as compensation for their services and for long term incentive compensation and 121,913 LTIP Units to certain other employees for their 2024 incentive bonus and for long term incentive compensation.
As of June 30, 2025 and December 31, 2024, non-controlling interests consisted of 5,463,804 OP Units and 1,722,799 LTIP Units and 4,998,738 OP Units and 1,241,944 LTIP Units, respectively. This represented approximately 22.7% and 20.9% of the outstanding Operating Partnership units as of June 30, 2025 and December 31, 2024, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the six months ended June 30, 2025, 11,198 LTIP Units were redeemed for 11,198 OP Units (the "Converted Units"). The Converted United were then immediately redeemed for 11,198 shares of Class A common stock (such transaction, including the transaction governing the Converted Units, the "Conversion"). In connection with the Conversion, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Postal Realty Trust Inc., 2019 Equity Incentive Plan, (the "Plan"), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of June 30, 2025, the remaining shares available under the Plan for future issuance was 945,434. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of June 30, 2025 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2025	505,342	1,241,944	346,946	2,094,232	$15.76
Granted	76,180	492,053	104,176	672,409	$12.88
Conversion to common stock	—	(11,198)	—	(11,198)	$15.13
Vesting of restricted shares and RSUs(5)	(54,375)	—	(1,442)	(55,817)	$15.33
Forfeited	—	—	(47,005)	(47,005)	$12.28
Outstanding, as of June 30, 2025	527,147	1,722,799	402,675	2,652,621	$15.10
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years.
(3)Includes 219,335 LTIP Units granted to the Company’s CEO, 90,909 LTIP Units granted to the Company’s President and 12,952 LTIP Units granted to the Company's Principal Financial Officer, which vest over three years or cliff vest at the end of eight years. Also, includes 46,944 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 121,913 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years.
(4)Includes 90,362 RSUs granted to certain officers and employees of the Company during the six months ended June 30, 2025, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2027. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,814 time-based RSUs issued for 2024 incentive bonuses to certain employees that vested fully on February 1, 2025, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
During the three and six months ended June 30, 2025, the Company recognized compensation expense of $1.5 million and $3.4 million, respectively, and during the three and six months ended June 30, 2024, the Company recognized compensation expense of $1.4 million and $3.2 million, respectively, in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income related to all awards. During the three and six months ended June 30, 2025, the Company recognized compensation expense of $0.1 million and $0.5 million, respectively, and during the three and six months ended June 30, 2024, the Company recognized compensation expense of $0.1 million and $0.4 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards.
As of June 30, 2025, there was $21.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.9 years.
In July 2025, the Company issued 3,998 LTIP Units to a consultant under a consultancy agreement with the Company.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of June 30, 2025 and December 31, 2024, 64,096 and 58,569 shares have been issued under the ESPP since commencement, respectively. During the three and six months ended June 30, 2025, the Company recognized compensation expense of $0.02 million and $0.04 million, respectively, and during the three and six months ended June 30, 2024, the Company recognized compensation expense of $0.01 million and $0.02 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of June 30, 2025, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to June 30, 2025:
On July 1, 2025, 112,718 unvested LTIP Units, 40,623 unvested RSUs and 18,460 unvested shares of Class A common stock owned by Robert Klein, were cancelled pursuant to the Transition Agreement (the "Klein Award Cancellations").

The Company's Board of Directors approved, and on July 20, 2025, the Company declared a second quarter 2025 common stock dividend of $0.2425 per share, which is payable on August 29, 2025 to stockholders of record as of July 31, 2025.
As of August 4, 2025, the Company had $48.0 million drawn on the Revolving Credit Facility.
As of August 4, 2025 and during the period subsequent to June 30, 2025, the Company acquired 23 leased properties for approximately $8.4 million, excluding closing costs.
As of August 4, 2025 and during the period subsequent to June 30, 2025, the Company issued 337,255 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $5.0 million.
As of August 4, 2025 and during the period subsequent to June 30, 2025, the Company had entered into definitive agreements to acquire 30 properties for approximately $10.4 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the six months ended June 30, 2025, we acquired 104 properties leased to the

USPS for approximately $53.2 million, including closing costs. As of June 30, 2025, our portfolio consists of 1,806 owned properties, located in 49 states and one territory and comprising approximately 6.8 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of August 4, 2025, we owned approximately 77.8% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. During the six months ended June 30, 2025, 669,454 shares were issued under the ATM Program for approximately $9.8 million in gross proceeds. As of June 30, 2025, we had approximately $83.9 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of June 30, 2025, we owned a portfolio of 1,806 properties located in 49 states and one territory and leased primarily to the USPS. For the six months ended June 30, 2025, approximately 10.6% of our total rental income was concentrated in Pennsylvania.
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

New Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries ("TRSs") from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our TRS, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of June 30, 2025, properties leased to our tenants had an average remaining lease term of approximately 4.0 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Lease Renewal

As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. As of August 4, 2025, none of the properties we own were being occupied by the USPS as a holdover tenant.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and the Three Months Ended June 30, 2024

	For the Three Months Ended June 30,
(Amounts in thousands)	2025	2024	$ Change	% Change
Revenues
Rental income	$22,730	$17,364	$5,366	30.9%
Fee and other	621	686	(65)	(9.5)%
Total revenues	23,351	18,050	5,301	29.4%

Operating expenses
Real estate taxes	2,773	2,385	388	16.3%
Property operating expenses	1,984	2,118	(134)	(6.3)%
General and administrative	4,316	3,920	396	10.1%
Casualty and impairment losses (gains), net	(345)	—	(345)	N/A
Depreciation and amortization	5,914	5,518	396	7.2%
Total operating expenses	14,642	13,941	701	5.0%

Loss on sale of real estate assets	—	—	—	N/A

Income from operations	8,709	4,109	4,600	111.9%

Other income	—	15	(15)	(100.0)%

Interest expense, net
Contractual interest expense	(3,817)	(2,888)	(929)	32.2%
Write-off and amortization of deferred financing fees and amortization of debt discount	(211)	(181)	(30)	16.6%
Interest income	1	5	(4)	(80.0)%
Total interest expense, net	(4,027)	(3,064)	(963)	31.4%

Income before income tax expense	4,682	1,060	3,622	341.7%
Income tax expense	(10)	(28)	18	(64.3)%
Net income	$4,672	$1,032	$3,640	352.7%
Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $5.4 million to $22.7 million for the three months ended June 30, 2025 from $17.4 million for the three months ended June 30, 2024, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Fee and other – Fee and other revenue decreased by $0.1 million to $0.6 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024, primarily due to a decrease in management fees.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $2.8 million for the three months ended June 30, 2025 from $2.4 million for the three months ended June 30, 2024, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses decreased by $0.1 million to $2.0 million for the three months ended June 30, 2025 from $2.1 million for the three months ended June 30, 2024. Property management expenses are included within property operating expenses and decreased by $0.1 million to $0.6 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024.
General and administrative – General and administrative expenses increased by $0.4 million to $4.3 million for the three months ended June 30, 2025 from $3.9 million for the three months ended June 30, 2024, primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.
Casualty and impairment losses (gains), net - Casualty and impairment gains for the three months ended June 30, 2025 were $0.3 million which reflects $0.1 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $0.6 million of related insurance claims resulting in a net gain of $0.5 million and $0.2 million for an impairment on an asset that was reclassified to Assets Held for Sale. No casualty and impairment losses (gains), net occurred for the three months ended June 30, 2024.
Depreciation and amortization – Depreciation and amortization expense increased by $0.4 million to $5.9 million for the three months ended June 30, 2025 from $5.5 million for three months ended June 30, 2024, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the three months ended June 30, 2025, we incurred total interest expense, net of $4.0 million compared to $3.1 million for the three months ended June 30, 2024. The increase in interest expense was primarily due to additional borrowings under the Credit Facilities and increased interest rates.

Comparison of the Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Rental income	$44,210	$33,969	$10,241	30.1%
Fee and other	1,291	1,369	(78)	(5.7)%
Total revenues	45,501	35,338	10,163	28.8%

Operating expenses
Real estate taxes	5,422	4,687	735	15.7%
Property operating expenses	4,445	4,471	(26)	(0.6)%
General and administrative	9,252	8,213	1,039	12.7%
Casualty and impairment losses (gains), net	(195)	—	(195)	N/A
Depreciation and amortization	11,538	10,819	719	6.6%
Total operating expenses	30,462	28,190	2,272	8.1%

Loss on sale of real estate assets	(49)	—	(49)	N/A

Income from operations	14,990	7,148	7,842	109.7%

Other income	30	65	(35)	(53.8)%

Interest expense, net
Contractual interest expense	(7,254)	(5,525)	(1,729)	31.3%
Write-off and amortization of deferred financing fees	(422)	(362)	(60)	16.6%
Interest income	7	6	1	16.7%
Total interest expense, net	(7,669)	(5,881)	(1,788)	30.4%

Income before income tax expense	7,351	1,332	6,019	451.9%
Income tax expense	(24)	(44)	20	(45.5)%
Net income	$7,327	$1,288	$6,039	468.9%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $10.2 million to $44.2 million for the six months ended June 30, 2025 from $34.0 million for the six months ended June 30, 2024, primarily due to the volume of our acquisitions.
Fee and other – Fee and other revenue decreased by $0.1 million to $1.3 million for the six months ended June 30, 2025 from $1.4 million for the six months ended June 30, 2024, primarily due to a decrease in management fees.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.7 million to $5.4 million for the six months ended June 30, 2025 from $4.7 million for the six months ended June 30, 2024, primarily due to the volume of our acquisitions.
General and administrative – General and administrative expenses increased by $1.0 million to $9.3 million for the six months ended June 30, 2025 from $8.2 million for the six months ended June 30, 2024 primarily due to an increase in net compensation costs, partially offset by a decrease in public company-related expenses.

Casualty and impairment losses (gains), net - Casualty and impairment gains for the six months ended June 30, 2025 were $0.2 million which reflects $0.6 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $1.0 million of related insurance claims resulting in a net gain of $0.4 million and $0.2 million for an impairment on an asset that was reclassified to Assets Held for Sale. No casualty and impairment losses (gain), net occurred for the six months ended June 30, 2024.
Depreciation and amortization – Depreciation and amortization expense increased by $0.7 million to $11.5 million for the six months ended June 30, 2025 from $10.8 million for the six months ended June 30, 2024, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the six months ended June 30, 2025, we incurred total interest expense, net of $7.7 million compared to $5.9 million for the six months ended June 30, 2024. The increase in interest expense is primarily related due to additional borrowings under the Credit Facilities and increased interest rates.
Cash Flows
Comparison of the Six Months Ended June 30, 2025 and the Six Months Ended June 30, 2024
We had $1.1 million of cash and $1.0 million of escrows and reserves as of June 30, 2025 compared to $1.7 million of cash and $0.9 million of escrows and reserves as of June 30, 2024.

Cash flows from operating activities – Net cash provided by operating activities increased by $5.9 million to $22.2 million for the six months ended June 30, 2025 compared to $16.3 million for the same period in 2024. The increase is primarily due to the volume of our acquisitions and the execution of new leases with annual rent escalations all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $46.9 million of acquisitions and $3.5 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $1.7 million in proceeds received from the sale of real estate assets and property damage claims. Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $41.8 million of acquisitions and $1.9 million of escrow deposits for acquisitions, capital improvements and other investing activities.

Cash flows from financing activities – Net cash provided by financing activities decreased by $1.1 million to $26.0 million for the six months ended June 30, 2025 compared to $27.1 million for the six months ended June 30, 2024. The decrease was primarily related to an increase in the payment of dividends and distributions, an decrease in borrowings from the Revolving Credit Facility, partially offset by an increase in net proceeds received from issuance of shares.
Liquidity and Capital Resources
We had approximately $1.1 million of cash and $1.0 million of escrows and reserves as of June 30, 2025.

Revolving Credit Facility and Term Loans

On August 9, 2021, we entered into the Credit Facilities, which initially included the $150.0 million Revolving Credit Facility and the $50.0 million 2021 Term Loan, with Bank of Montreal, as administrative agent, and BMO Capital Markets Corp., M&T Bank, JPMorgan Chase Bank, N.A. and Truist Securities, Inc. as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Stifel Bank & Trust and TriState Capital Bank. On May 11, 2022, we entered into the First Amendment to, among other things, add the 2022 Term Loan (and, together with the 2021 Term Loan, the "Term Loans"). On December 6, 2022, we exercised $40.0 million of accordion feature under the 2022 Term Loan. On July 24, 2023, we entered into the Second Amendment and further exercised $35.0 million of accordion under the Term Loans. On October 25, 2024, we entered into the Third Amendment and increased our commitments on the 2022 Term Loan and further exercised $50.0 million. As of June 30, 2025, we had $296.0 million of aggregate principal amount outstanding under our Credit Facilities, with $75.0 million drawn on the 2021 Term Loan, $175.0 million drawn on the 2022 Term Loan and $46.0 million drawn on the Revolving Credit Facility.

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

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of June 30, 2025, we were in compliance with all of the Credit Facilities’ debt covenants.

As of June 30, 2025, we had nine interest rate swaps with a total notional amount of $250.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
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
Material Capital Improvement Projects
The Company is currently undertaking capital improvement projects for two properties it owns in Pauline, Kansas (the "Pauline CIP”). The Pauline CIP is expected to cost an additional $1.6 million to $2.3 million, a majority of which is expected to be incurred in the third and fourth quarters of 2025. Currently, the Company expects that a portion of the costs associated with the Pauline CIP will be offset by the receipt of insurance proceeds.

Consolidated Indebtedness
As of June 30, 2025, we had approximately $330.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of June 30, 2025 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of June 30, 2025	Interest Rate at June 30, 2025	Maturity Date
Revolving Credit Facility(1)(2)	$46,000	SOFR+150 bps(3)	January 2026
2021 Term Loan(1)	75,000	SOFR+145 bps(3)	January 2027
2022 Term Loan(1)	175,000	SOFR+145 bps(3)	February 2028
Secured Borrowings:
Vision Bank(4)	1,409	3.69%	September 2041
First Oklahoma Bank(5)	290	3.63%	December 2037
Vision Bank – 2018(6)	844	3.69%	September 2041
AIG(7)	30,225	2.80%	January 2031
Seller Financing - 2024(8)	1,400	5.00%	September 2039
Total Principal	$330,168
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three and six months ended June 30, 2025, we incurred $0.05 million and $0.1 million of unused facility fees related to the Revolving Credit Facility, respectively.
(2)The Revolving Credit Facility matures in January 2026, which may be extended for two six-month periods. The Company is currently exploring various refinancing options (the "Refinancing") and believes that it will be successful in extending or Refinancing the Revolving Credit Facility.
(3)Based upon the applicable SOFR rate plus a SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”).
(4)Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(5)The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.625% for the first five years (ending in August 2026), then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.
(6)The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
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
Secured Borrowings as of June 30, 2025
As of June 30, 2025, we had approximately $34.2 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and six months ended June 30, 2025, we paid cash dividends of $0.2425 per share, and $0.485 per share, respectively. Our Board of Directors approved, and on July 20, 2025, we declared a second quarter 2025 common stock dividend of $0.2425 per share, which will be paid on August 29, 2025 to stockholders of record as of July 31, 2025.
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
Share Repurchase Program
On February 25, 2025 (the "SRP Date"), the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. No shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program for the three months ended June 30, 2025 and the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.
Subsequent Real Estate Acquisitions
As of August 4, 2025 and during the period subsequent to June 30, 2025, we have acquired 23 properties in individual or portfolio transactions for an aggregate of approximately $8.4 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of June 30, 2025, our indebtedness was approximately $330.2 million, consisting of approximately $296.0 million of variable-rate debt and approximately $34.2 million of fixed-rate debt. Of the $296.0 million variable-rate debt, $250.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of June 30, 2025, approximately $46.0 million of our indebtedness was variable-rate debt and approximately $284.2 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.5 million on an annualized basis.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer), interim Chief Financial Officer and our Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
10.1
Transition and General Release Agreement dated June 18, 2025, by and between the Company and Robert Klein (incorporation by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 18, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

POSTAL REALTY TRUST, INC.

Date: August 4, 2025	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	By:	/s/ Robert B. Klein
Robert B. Klein
Principal Financial Officer
(Principal Financial Officer)