Form 10-Q
period 2025-09-30
Postal Realty Trust, Inc.
filed 2025-11-04
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 4, 2025, the registrant had 26,062,636 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	September 30, 2025	December 31, 2024
Assets
Investments:
Real estate properties, at cost:
Land	$157,733	$128,457
Building and improvements	581,026	512,248
Tenant improvements	8,468	7,501
Total real estate properties, at cost	747,227	648,206
Less: Accumulated depreciation	(70,307)	(58,175)
Total real estate properties, net	676,920	590,031
Investment in financing leases, net	15,874	15,951
Total real estate investments, net	692,794	605,982
Cash	1,902	1,799
Escrow and reserves	437	744
Rent and other receivables	6,939	6,658
Prepaid expenses and other assets, net	11,572	14,519
Goodwill	1,536	1,536
Deferred rent receivable	4,592	2,639
In-place lease intangibles, net	14,526	12,636
Above market leases, net	255	305
Assets held for sale, net	637	—
Total Assets	$735,190	$646,818

Liabilities and Equity
Liabilities:
Term loans, net	$288,173	$248,790
Revolving credit facility	25,000	14,000
Secured borrowings, net	33,826	33,918
Accounts payable, accrued expenses and other, net	19,821	16,441
Below market leases, net	19,893	16,171
Total Liabilities	386,713	329,320
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 25,919,415 and 23,494,487 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	259	235
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	344,639	310,031
Accumulated other comprehensive income	1,328	5,230
Accumulated deficit	(72,298)	(64,211)
Total Stockholders’ Equity	273,928	251,285
Operating partnership unitholders’ non-controlling interests	74,549	66,213
Total Equity	348,477	317,498
Total Liabilities and Equity	$735,190	$646,818
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$23,692	$18,772	$67,902	$52,740
Fee and other	634	895	1,925	2,264
Total revenues	24,326	19,667	69,827	55,004
Operating expenses:
Real estate taxes	2,865	2,487	8,287	7,174
Property operating expenses	2,355	2,536	6,800	7,007
General and administrative	3,751	3,884	13,003	12,094
Casualty and impairment losses (gains), net	97	216	(98)	216
Depreciation and amortization	6,109	5,756	17,647	16,575
Total operating expenses	15,177	14,879	45,639	43,066

Loss on sale of real estate assets	—	—	(49)	—

Income from operations	9,149	4,788	24,139	11,938
Other income	—	9	30	74
Interest expense, net:
Contractual interest expense	(3,903)	(3,246)	(11,157)	(8,771)
Write-off and amortization of deferred financing fees and amortization of debt discount	(215)	(180)	(637)	(543)
Loss on early extinguishment of debt	(142)	—	(142)	—
Interest income	—	7	7	13
Total interest expense, net	(4,260)	(3,419)	(11,929)	(9,301)
Income before income tax expense	4,889	1,378	12,240	2,711
Income tax expense	(6)	(29)	(30)	(73)
Net income	4,883	1,349	12,210	2,638
Net income attributable to operating partnership unitholders’ non-controlling interests	(1,073)	(278)	(2,704)	(544)
Net income attributable to common stockholders	$3,810	$1,071	$9,506	$2,094
Net income per share:
Basic and Diluted	$0.13	$0.03	$0.32	$0.04
Weighted average common shares outstanding:
Basic and Diluted	24,627,866	22,737,484	23,810,318	22,375,339
Comprehensive income:
Net income	$4,883	$1,349	$12,210	$2,638
Unrealized loss on derivative instruments	(533)	(5,775)	(5,002)	(2,942)
Comprehensive income (loss)	4,350	(4,426)	7,208	(304)
Comprehensive income (loss) attributable to operating partnership unitholders’ non-controlling interests	(956)	913	(1,604)	95
Comprehensive income (loss) attributable to common stockholders	$3,394	$(3,513)	$5,604	$(209)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance – December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498
Net proceeds from sale of common stock	139,626	1	1,819	—	—	1,820	—	1,820
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	1,026	1,026
Issuance and amortization of equity-based compensation, net of forfeitures	77,623	1	817	—	—	818	1,514	2,332
Issuance and amortization under the employee stock purchase plan ("ESPP")	5,527	—	77	—	—	77	—	77
Restricted stock withholdings	(21,092)	—	(277)	—	—	(277)	—	(277)
Dividends and distributions	—	—	—	—	(5,761)	(5,761)	(1,621)	(7,382)
Unrealized loss on derivative instruments	—	—	—	(2,229)	—	(2,229)	(615)	(2,844)
Net income	—	—	—	—	2,082	2,082	573	2,655
Reallocation of non-controlling interest	—	—	(2,336)	—	—	(2,336)	2,336	—
Balance – March 31, 2025	23,723,377	$237	$310,131	$3,001	$(67,890)	$245,479	$69,426	$314,905
Net proceeds from sale of common stock	529,828	5	7,556	—	—	7,561	—	7,561
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,005	5,005
Shares issued upon redemption of operating partnership units	11,198	—	157	—	—	157	(157)	—
Issuance and amortization of equity-based compensation, net of forfeitures	—	—	700	—	—	700	870	1,570
Issuance and amortization under the ESPP	—	—	19	—	—	19	—	19
Dividends and distributions	—	—	—	—	(5,822)	(5,822)	(1,731)	(7,553)
Unrealized loss on derivative instruments	—	—	—	(1,257)	—	(1,257)	(368)	(1,625)
Net income	—	—	—	—	3,614	3,614	1,058	4,672
Reallocation of non-controlling interest	—	—	351	—	—	351	(351)	—
Balance – June 30, 2025	24,264,403	$242	$318,914	$1,744	$(70,098)	$250,802	$73,752	$324,554
Net proceeds from sale of common stock	1,677,683	17	25,348	—	—	25,365	—	25,365
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	715	715

Shares issued upon redemption of operating partnership units	14,320	—	190	—	—	190	(190)	—
Issuance and amortization of equity-based compensation, net of forfeitures	(19,679)	—	519	—	—	519	592	1,111
Issuance and amortization under the ESPP	9,894	—	122	—	—	122	—	122
Restricted stock withholdings	—	—	(17)	—	—	(17)	—	(17)
Dividends and distributions	—	—	—	—	(6,010)	(6,010)	(1,713)	(7,723)
Unrealized loss on derivative instruments	—	—	—	(416)	—	(416)	(117)	(533)
Net income	—	—	—	—	3,810	3,810	1,073	4,883
Reallocation of non-controlling interest	—	—	(437)	—	—	(437)	437	—
Balance – September 30, 2025	25,946,621	$259	$344,639	$1,328	$(72,298)	$273,928	$74,549	$348,477

Balance – December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	576,087	6	7,861	—	—	7,867	—	7,867
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	5,788	5,788
Issuance and amortization of equity-based compensation, net of forfeitures	120,941	1	1,147	—	—	1,148	965	2,113
Issuance and amortization under the ESPP	5,137	—	77	—	—	77	—	77
Restricted stock withholdings	(27,919)	—	(396)	—	—	(396)	—	(396)
Dividends and distributions	—	—	—	—	(5,520)	(5,520)	(1,339)	(6,859)
Unrealized gain on derivative instruments	—	—	—	2,267	—	2,267	552	2,819
Net income	—	—	—	—	206	206	50	256
Reallocation of non-controlling interest	—	—	(1,079)	—	—	(1,079)	1,079	—
Balance – March 31, 2024	22,634,457	$226	$294,878	$6,888	$(53,860)	$248,132	$65,158	$313,290
Net proceeds from sale of common stock	57,993	1	684	—	—	685	—	685
Shares issued upon redemption of operating partnership units	52,778	1	861	—	—	862	(862)	—
Issuance and amortization of equity-based compensation, net of forfeitures	(316)	—	722	—	—	722	711	1,433
Issuance and amortization under the ESPP	—	—	6	—	—	6	—	6
Dividends and distributions	—	—	—	—	(5,490)	(5,490)	(1,438)	(6,928)
Unrealized gain on derivative instruments	—	—	—	11	—	11	3	14
Net income	—	—	—	—	817	817	215	1,032
Reallocation of non-controlling interest	—	—	(265)	—	—	(265)	265	—
Balance – June 30, 2024	22,744,912	$228	$296,886	$6,899	$(58,533)	$245,480	$64,052	$309,532

Net proceeds from sale of common stock	601,266	5	8,374	—	—	8,379	—	8,379
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	1,122	1,122
Issuance and amortization of equity-based compensation, net of forfeitures	(1,738)	—	759	—	—	759	697	1,456
Issuance and amortization under the ESPP	8,912	—	118	—	—	118	—	118
Restricted stock withholdings	(12,961)	—	(184)	—	—	(184)	—	(184)
Dividends and distributions	—	—	—	—	(5,579)	(5,579)	(1,452)	(7,031)
Unrealized loss on derivative instruments	—	—	—	(4,583)	—	(4,583)	(1,192)	(5,775)
Net income	—	—	—	—	1,071	1,071	278	1,349
Reallocation of non-controlling interest	—	—	93	—	—	93	(93)	—
Balance – September 30, 2024	23,340,391	$233	$306,046	$2,316	$(63,041)	$245,554	$63,412	$308,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$12,210	$2,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,647	16,575
Write-off and amortization of deferred financing fees and debt discounts	637	544
Amortization of above/below market leases	(2,481)	(2,188)
Amortization of intangible liability	(224)	(181)
Loss on early extinguishment of debt	63	—
Casualty and impairment losses	731	216
Loss on sale of real estate assets	49	—
Gain on insurance proceeds received for damage due to property	(837)	(40)
Equity based compensation	4,812	5,040
Deferred rent receivable	(1,953)	(462)
Other	250	(28)
Changes in assets and liabilities:
Rent and other receivables	(237)	(1,246)
Prepaid expenses and other assets	425	973
Accounts payable, accrued expenses and other	2,068	2,456
Net cash provided by operating activities	33,160	24,297

Cash flows from investing activities:
Acquisition of real estate	(89,558)	(53,209)
Proceeds from sale of real estate assets	825	—
Escrows for acquisition deposits	(364)	(380)
Capital improvements	(5,164)	(2,190)
Insurance proceeds related to property damage claims	837	40
Other investing activities	(344)	(154)
Net cash used in investing activities	(93,768)	(55,893)

Cash flows from financing activities:

Repayments of secured borrowings	(113)	(107)
Proceeds from term loans	40,000	—
Proceeds from revolving credit facility	93,000	57,000
Repayments of revolving credit facility	(82,000)	(22,000)
Net proceeds from issuance of shares	34,796	16,827
Debt issuance costs	(2,250)	(5)
Proceeds from issuance of ESPP shares	171	163
Value of shares withheld for payment of taxes related to employee stock compensation	(348)	(700)
Dividends and distributions	(22,658)	(20,818)
Other financing activities	(194)	(124)
Net cash provided by financing activities	60,404	30,236

Net decrease in Cash and Escrows and Reserves	(204)	(1,360)
Cash and Escrows and Reserves at the beginning of period	2,543	2,867
Cash and Escrow and Reserves at the end of period	$2,339	$1,507

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	6,746	6,910
Unrealized loss on derivative instruments, net	(5,002)	(2,942)
Reallocation of non-controlling interest	2,422	1,250
Reclassification of acquisition deposits included in prepaid expenses and other assets	322	147

Accrued capital expenditures included in accounts payable and accrued expenses	665	202
Reclassification of construction deposits included in prepaid expenses and other assets	56	63
Accrued costs of capital included in accounts payable and accrued expenses	52	25
Transfer of investment properties, net to assets held for sale	637	3,657
Right of use assets, net	93	281
Shares issued upon redemption of operating partnership units	346	862
Write-off of fixed assets no longer in service	—	62
Assumption of seller financing	—	1,400
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of September 30, 2025, the Company held an approximately 78.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of September 30, 2025, the Company owned a portfolio of 1,853 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
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

Deferred Costs and Discounts

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's Amended and Restated Credit Agreement, dated September 19, 2025 (the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the net unamortized debt discounts was $0.2 million.

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Cash	$1,902	$1,799
Escrows and reserves:
Maintenance reserve	297	422
Real estate tax reserve	85	225
ESPP reserve	55	97
Total escrows and reserves	$437	$744
Cash and escrows and reserves	$2,339	$2,543
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of September 30, 2025 and December 31, 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of September 30, 2025 and December 31, 2024 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of September 30, 2025 and December 31, 2024, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $29.8 million and $28.7 million as compared to the principal balance of $34.2 million and $34.3 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s interest rate swap derivative assets was approximately $2.6 million and $6.7 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the fair value of the Company's interest rate swap derivative liabilities was approximately $1.1 million and $0.3 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of September 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. The Company had one property classified as held for sale as of September 30, 2025 as a result of a tenant exercising a purchase option. No properties were classified as held for sale as of December 31, 2024.
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

During the nine months ended September 30, 2025, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income. No impairments were recorded for the nine months ended September 30, 2024.

The Company uses the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. The Company recorded an impairment of $0.2 million which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.
Concentration of Credit Risks
As of September 30, 2025, the Company’s properties were leased primarily to a single tenant, the USPS. For the nine months ended September 30, 2025, approximately 10.4% of the Company’s total rental income, or $7.1 million, was concentrated in Pennsylvania. For the nine months ended September 30, 2024, approximately 12.2% of the Company's total rental income, or $6.4 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
See Note 11. Stockholders’ Equity for further details.
Insurance Accounting
The Company's property and casualty insurance policies mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when the amount is determinable and approved by the insurance company. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded in casualty and impairment losses (gains), net until the amount is determinable and approved by the insurance company. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the amount is determinable and approved by the insurance company.
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of September 30, 2025 and 2024, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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
Note 3. Real Estate Transactions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2025. The purchase prices including transaction costs were allocated to the separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition. The total purchase price including transaction costs was allocated as follows (in thousands, except for the number of properties):

Three Months Ended		Number of Properties	Land	Building and Improvements	Tenant Improvements	In-place lease intangibles	Above- market leases	Below- market leases	Other (1)	Total (2)
2025
March 31, 2025	(3)	36	$3,990	$12,579	$114	$1,192	$—	$(1,415)	$(119)	$16,341
June 30, 2025	(4)	68	$8,402	$28,473	$269	$2,775	$11	$(3,131)	$68	$36,867
September 30, 2025	(5)	47	$16,902	$24,433	$594	$3,197	$37	$(1,760)	$—	$43,403
Total		151	$29,294	$65,485	$977	$7,164	$48	$(6,306)	$(51)	$96,611
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
(2)Includes closing costs of approximately $0.5 million for the three months ended March 31, 2025, $1.0 million for the three months ended June 30, 2025 , and $1.1 million for the three months ended September 30, 2025.
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
(5)Includes the acquisition of 47 properties in various states in individual or portfolio transactions for a price of approximately $43.4 million, including closing costs, which were funded with both the issuance of OP Units to the sellers (valued at approximately $0.7 million using the share price of Class A common stock on the date of each issuance of such OP units) and cash consideration.

Sale of Real Estate
During the nine months ended September 30, 2025, the Company sold one real estate property for net proceeds of $0.8 million and recorded a loss of $0.05 million.
Assets Held for Sale
During the nine months ended September 30, 2025 as a result of a tenant exercising a purchase option for one property, the Company reclassified the carrying value consisting of $0.1 million of land and $0.5 million of buildings and other real estate assets to "Assets held for sale, net" on the Company's Consolidated Balance Sheets and liabilities held for sale of $0.1 million is included as "Accounts payable, accrued expenses and other, net" on the Company's Consolidated Balance Sheets. Refer to Note 2, Impairment of Long-lived Assets for further discussion.

Casualty and Impairment Losses (Gains), Net
During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.7 million, respectively, in gross charges primarily related to the estimated net book value of several properties damaged and related repairs, offset by an estimated $0.04 million and $1.1 million, respectively, of related insurance claims, resulting in a net loss of $0.1

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
million and a net gain of $0.3 million, respectively, included within “Casualty and impairment losses (gains), net” on the Consolidated Statement of Operations and Comprehensive Income. During the three and nine months ended September 30, 2024, the Company recorded a casualty loss of $0.2 million reflecting the net book value of such asset damaged as a result of vandalism included within "Casualty and impairment losses" in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets and any related expenses incurred, the excess will be reflected as income in the period those amounts are determinable and approved by the insurance company.
No determination has been made as to the total amount of timing of insurance payments that may be received as a result of the events.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
September 30, 2025:
In-place lease intangibles	$58,679	$(44,153)	$14,526
Above-market leases	842	(587)	255
Other intangibles	(1,139)	501	(638)
Below-market leases	(35,355)	15,462	(19,893)

December 31, 2024:
In-place lease intangibles	$51,630	$(38,994)	$12,636
Above-market leases	795	(490)	305
Other intangibles	(1,262)	523	(739)
Below-market leases	(29,069)	12,898	(16,171)
Amortization of in-place lease intangibles was $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively, and $2.0 million and $5.8 million for the three and nine months ended September 30, 2024, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above-market leases was $0.03 million and $0.1 million for the three and nine months ended September 30, 2025, respectively, and $0.04 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of other intangibles was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and is included in "Rental income" in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below-market leases was $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.

Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Other intangibles	Below-market leases
2025-Remaining	$1,715	$31	$(63)	$(892)
2026	5,275	104	(233)	(3,182)
2027	3,077	59	(141)	(2,558)
2028	1,923	33	(74)	(2,153)
2029	1,237	23	(58)	(1,863)
Thereafter	1,299	5	(69)	(9,245)
Total	$14,526	$255	$(638)	$(19,893)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024	Interest Rate at September 30, 2025	Maturity Date
Revolving Credit Facility(1)	$25,000	$14,000	SOFR+150 bps(2)	November 2029
2030 Term Loan (formerly 2021 Term Loan)(1)	115,000	75,000	SOFR+145 bps(2)	January 2030
2028 Term Loan (formerly 2022 Term Loan)(1)	175,000	175,000	SOFR+145 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	285	299	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	—	100	—%	January 2025
AIG(7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024 (8)	1,400	1,400	5.00%	September 2039
Total Principal	349,163	298,277
Unamortized deferred financing costs	(1,961)	(1,360)
Unamortized debt discount	(203)	(209)
Total Debt	$346,999	$296,708

Explanatory Notes:
(1)The Company entered into a Credit Agreement, on August 9, 2021, as amended from time-to-time (the "Prior Credit Facilities") which included a (i) $150.0 million Revolving Credit Facility. (ii) $75.0 million unsecured term loan and (iii) $175.0 million senior unsecured delayed draw term loan. On September 19, 2025 (the "CF Closing Date"), the Company amended and restated the Prior Credit Facilities in their entirety to provide for a (1) $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (2) $290 million term loan facility consisting of a (I) $175.0 million delayed drawn term loan (the "2028 Term Loan"), all of which was previously advanced to the Company under the Prior Credit Facilities and (II) $115.0 million senior unsecured term loan (the “2030 Term Loan,” and, collectively with the 2028 Term Loan, the "Term Loans"). The 2030 Term Loan consists of (x) the $75.0 million senior unsecured term loan previously advanced under the Prior Credit Facility which remained outstanding as of the CF Closing Date and (y) $40.0 million of new term loans advanced to the Company on the CF Closing Date.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
(2)The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $100.0 million under the Term Loans, subject to customary terms and conditions. The Revolving Credit Facility matures in November 2029, the 2030 Term Loan matures in January 2030 and the 2028 Term Loan matures in February 2028. Each of the Revolving Credit Facility and the 2030 Term Loan Facility may be extended for one twelve-month period at the Company's sole option. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three and nine months ended September 30, 2025, the Company incurred $0.05 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2024, the Company incurred $0.05 million and $0.2 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of September 30, 2025, the Company was in compliance with all of the Credit Facilities’ debt covenants. In addition, due to the amendment of the Credit Facilities, the Company recognized a loss on extinguishment of debt of $0.1 million, which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our Prior Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.
(2)Based upon the applicable SOFR rate (subject to a 0% floor), plus, solely for periods prior to the CF Closing Date, a SOFR adjustment of 0.10% (such rate, as of any date of determination, the “Adjusted Term SOFR”). The Adjusted Term SOFR may also be decreased by 0.02% if the Company achieves certain sustainability targets
(3)Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
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
The weighted average maturity date for the Company's indebtedness as of September 30, 2025 and December 31, 2024 was approximately 3.5 years and 3.2 years, respectively.

The scheduled principal repayments of indebtedness as of September 30, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2025 - Remaining	$5
2026	637
2027	778
2028	175,804
2029	25,832
Thereafter	146,107
Total	$349,163
Note 6. Derivatives and Hedging Activities

As of September 30, 2025, the Company had 11 interest rate swaps with a total notional amount of $290.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate (1)	Effective Date	Maturity Date
$50,000	2.191%	May 2022	January 2027
$25,000	4.137%	May 2022	February 2028
$25,000	4.137%	May 2022	February 2028
$25,000	4.710%	July 2022	February 2028
$40,000	4.852%	December 2022	February 2028
$25,000	5.656%	July 2023	January 2027
$10,000	5.969%	September 2023	February 2028
$40,000	5.191%	October 2024	February 2028
$10,000	5.472%	November 2024	February 2028
$10,000	4.755%	September 2025	January 2030
$30,000	4.723%	September 2025	January 2030

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $1.8 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2025	2024	2025	2024
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive income"	$370	$(4,456)	$(2,327)	$1,035
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$903	$1,319	$2,675	$3,977

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $4.3 million and $11.9 million for the three and nine months ended September 30, 2025, respectively, and $3.4 million and $9.3 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the Company also had derivatives in a liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2025, it could have been required to settle its obligations under the agreements of any interest rate swap in a liability position for approximately $1.1 million, which is at their termination value.
Note 7. Leases
Lessor Accounting
As of September 30, 2025, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through December 31, 2038. Certain leases had expired and were in holdover status as of September 30, 2025 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed payments	$20,914	$16,219	$59,630	$45,777
Variable payments	2,778	2,553	8,272	6,963
	$23,692	$18,772	$67,902	$52,740

Future minimum lease payments to be received as of September 30, 2025 (excluding base rental payments from properties classified as held for sale under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)
2025 - Remaining	$19,863
2026	75,082
2027	61,300
2028	48,897
2029	38,220
Thereafter	109,132
Total	$352,494
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of September 30, 2025, the lease at one of the Company's properties was expired and the USPS was occupying such property as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under this holdover lease. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of September 30, 2025, operating leases for 91 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices(1), in each case as of dates set forth in the lease. As of September 30, 2025, 87 of these properties had an aggregate carrying value of approximately $66.7 million with an aggregate purchase option price of approximately $88.4 million and the remaining four properties had an aggregate carrying value of approximately $3.8 million with purchase options exercisable at fair market value. During the nine months ended September 30, 2025, a tenant exercised a purchase option. Refer to Note 2, Assets Held for Sale for further discussion.
Explanatory Notes:
(1) Properties with more than one calculation method are categorized based on the lowest valuation method.

Investment in Financing Leases, Net

As of September 30, 2025 and December 31, 2024, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of September 30, 2025 and December 31, 2024 are summarized in the table below (in thousands):

	As of September 30, 2025	As of December 31, 2024

Total minimum lease payment receivable	$30,087	$30,940
Less: unearned income	(14,213)	(14,989)
Investment in financing leases, net	$15,874	$15,951

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Revenue earned under direct financing leases for each of the three and nine months ended September 30, 2025 and 2024 were $0.3 million and $0.8 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of September 30, 2025 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount

2025 – Remaining	$284
2026	1,137
2027	1,137
2028	1,137
2029	1,137
Thereafter	25,255
Total	$30,087
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of September 30, 2025, these leases had remaining terms, including renewal options, of 0.4 years to 57.3 years and a weighted average remaining lease term of 18.3 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
ROU asset – operating leases	$2,239	$2,188
Lease liability – operating leases	$2,105	$2,165
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
Operating lease expense for the three and nine months ended September 30, 2025 and 2024 was $0.09 million and $0.3 million, respectively, and $0.07 million and $0.2 million, respectively. See Note 9. Related Party Transactions for more details.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2025 for the next five years and thereafter are as follows (in thousands):

2025 — Remaining	$85
2026	338
2027	332
2028	333
2029	337
Thereafter	2,011
Total future minimum lease payments	3,436
Interest discount	(1,331)
Total	$2,105
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC has generated income, resulting in federal and state corporate income tax liability for REAC. There was no income tax expense related to REAC for the three months ended September 30, 2025 and $0.01 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, income tax expense related to REAC was $0.02 million and $0.05 million, respectively.
Note 9. Related Party Transactions
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

The Amended Management Agreements provide that, as of April 1, 2025, the initial management fee to be received by REAC is equal to 4.0% per annum of each property’s gross revenue, payable quarterly. Each successive April 1, the management fee will be increased to 102.5% of the management fee previously in effect. The initial term of the Amended Management Agreements is through March 31, 2030 (the “Initial Term”), unless terminated earlier. After the Initial Term, the Amended Management Agreements will be automatically renewed for successive one-year terms, unless either party provides 30 days' advance notice of non-renewal. Furthermore, beginning October 1, 2025, the Amended Management Agreements may be terminated by either party at any time upon 60 days’ notice to the other party. The Amended Management Agreements also provide that, to the extent REAC provides services in connection with the financing of managed properties, REAC shall be entitled to an additional $5,000 fee per property being financed, whether such properties are financed individually, as part of a portfolio or pooled, provided that the total fees payable shall not exceed $50,000 per financing transaction. The Amended Management Agreements were unanimously approved by an independent Special Committee of the Company's Board of Directors (the "Board") consisting of all members of the Board other than Mr. Spodek.

REAC recognized management fee income of $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.2 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Related Party Lease
In connection with the Company's IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Prior Office Lease”). Pursuant to the Prior Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Prior Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Prior Office Lease was extended to December 31, 2024 at the same rental rate. In December 2024, the Company entered into a new lease with the Company's CEO (the "2025 Office Lease," and, collectively with the Prior Office Lease, the "Office Leases"). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029. The 2025 Office Lease was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. Rental expenses associated with the Office Leases for the three and nine months ended September 30, 2025 and 2024 were $0.06 million and $0.2 million, respectively, and $0.05 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined the Office Leases were an operating lease. For further details, see Note 7. Leases.
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

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$3,810	$1,071	$9,506	$2,094
Less: Income attributable to participating securities	(659)	(385)	(1,952)	(1,165)
Numerator for earnings per share — basic and diluted	$3,151	$686	$7,554	$929

Denominator for earnings per share – basic and diluted (1)	24,627,866	22,737,484	23,810,318	22,375,339
Basic and diluted net income per share	$0.13	$0.03	$0.32	$0.04

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
The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts). During the three and nine months ended September 30, 2025, 1,677,683 and 2,347,137 shares, respectively, were issued under the ATM program. During the three and nine months ended September 30, 2024, 601,266 and 1,235,346 shares, respectively, were issued under the ATM program. As of September 30, 2025, the Company had approximately $57.9 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares issued	1,678	601	2,347	1,235
Gross proceeds received	$25,988	$8,659	$35,776	$17,693
Fees, issuance and other costs	(623)	(280)	(1,030)	(762)
Net proceeds received	$25,365	$8,379	$34,746	$16,931
Average gross sales price per share	$15.49	$14.40	$15.24	$14.32
Dividends and Distributions
During the three and nine months ended September 30, 2025, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $7.7 million and $22.7 million, respectively to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.2425 and $0.7275 per share or unit, respectively as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 30, 2025	February 14, 2025	February 28, 2025	$0.2425
April 21, 2025	May 1, 2025	May 30, 2025	$0.2425
July 20, 2025	July 31, 2025	August 29, 2025	$0.2425

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the nine months ended September 30, 2025, the Company issued 219,335 LTIP Units to the Company’s CEO for his 2024 incentive bonus, his election to defer 100% of his 2025 annual salary and for long term incentive compensation, 90,909 LTIP Units to the Company’s President for his 2024 incentive bonus, 46,944 LTIP Units in May 2025 to the Board of Directors for their annual retainers as compensation for their services and for long term incentive compensation, 121,913 LTIP Units to certain other employees for their 2024 incentive bonus and for long term incentive compensation and 3,998 LTIP Units to a consultant under the consultancy agreement with the Company

As of September 30, 2025 and December 31, 2024, non-controlling interests consisted of 5,494,798 OP Units and 1,614,079 LTIP Units and 4,998,738 OP Units and 1,241,944 LTIP Units, respectively. This represented approximately 21.4% and 20.9% of the outstanding Operating Partnership units as of September 30, 2025 and December 31, 2024, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

During the nine months ended September 30, 2025, (i) 11,198 LTIP Units were redeemed for 11,198 OP Units (the "Converted LTIP Units") and (ii) 25,518 OP Units (inclusive of the Converted LTIP Units) were redeemed for 25,518 shares of Class A common stock. During the nine months ended September 30, 2024, 52,778 OP Units were redeemed for 52,778 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Postal Realty Trust Inc. 2019 Equity Incentive Plan, (the "Plan"), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of September 30, 2025, the remaining shares available under the Plan for future issuance was 1,076,369. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.

The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of September 30, 2025 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2025	505,342	1,241,944	346,946	2,094,232	$15.76
Granted (5)	104,180	496,051	104,176	704,407	$12.98
Conversion to common stock	—	(11,198)	—	(11,198)	$15.13
Vesting of restricted shares and RSUs(6)	(85,500)	—	(1,442)	(86,942)	$15.20
Forfeited (5)	(46,570)	(112,718)	(87,628)	(246,916)	$14.68
Outstanding, as of September 30, 2025	477,452	1,614,079	362,052	2,453,583	$15.09
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years. 18,460 restricted shares were cancelled in connection with the departure of the Company's former Chief Financial Officer for his long term incentive compensation.
(3)Includes 219,335 LTIP Units granted to the Company’s CEO, 90,909 LTIP Units granted to the Company’s President and 12,952 LTIP Units granted to the Company's former Chief Financial Officer. Also, includes 46,944 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years, 121,913 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years, and 3,998 LTIP Units granted to a consultant under the consultancy agreement with the Company, which shares will vest on June 30, 2026. 112,718 LTIP Units were cancelled in connection with the departure of the Company's former Chief Financial Officer for his long term incentive compensation.
(4)Includes 90,362 RSUs granted to certain officers and employees of the Company during the nine months ended September 30, 2025, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2027. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,814 time-based RSUs issued for 2024 incentive bonuses to certain employees that vested fully on February 1, 2025, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria. 40,623 RSUs were cancelled in connection with the departure of the Company's former Chief Financial Officer for his long term incentive compensation.
(5)Modified restricted shares are treated as forfeited and re-granted at their new fair value.
(6)Includes 64,741 of restricted shares and RSUs that vested and 22,201 shares of restricted shares that were withheld to satisfy minimum statutory withholding requirements.
During the year ended December 31, 2021, the Company issued 46,714 RSUs (the “2021 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2023. In February 2024, the Company's Corporate Governance and Compensation Committee of the Board of Directors ("CGC Committee") determined that the Company's total stockholder return for such three-year performance period met the threshold performance hurdles for the 2021 Performance-

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Based Awards and, as a result, approved the payout of (i) 23,357 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.
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
On June 18, 2025, the Company entered into a Transition and General Release Agreement with Robert B. Klein (the “Transition Agreement”), pursuant to which Mr. Klein expressed his intention to resign from his role as Chief Financial Officer of the Company but continued as an employee of the Company through June 30, 2025 (the “Separation Date,” the period from the Transition Date to the Separation Date is referred to as the “Transition Period”) and provide consulting services to the Company beginning on the day following the Separation Date until the date the Company files its Form 10-Q for the period ending June 30, 2025 (the “Completion Date” and such period, the “Consulting Period”). Mr. Klein continued serving as the Company’s principal financial officer through the end of the Consulting Period. Pursuant to the terms of the Transition Agreement, in the three and nine months ended September 30, 2025, Mr. Klein received a gross amount equal to $500,000 paid in part by accelerating the vesting of 28,000 unvested awards (as determined in the Company’s sole discretion) (the “Selected Awards”), with the remainder paid in cash. On June 18, 2025, the Company revalued Mr. Klein's Selected Awards and recognized the fair value of the modified award less compensation cost previously recognized over his remaining requisite service period. The Company recognized $0.4 million in compensation expense related to the modification of Mr. Klein’s Selected Awards for the three and nine months ended September 30, 2025. Additionally, the Company recaptured $1.0 million in compensation expense related to the cancellation of Mr. Klein's remaining awards for the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, the Company recognized compensation expense of $0.7 million and $4.2 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized compensation expense of $1.4 million and $4.5 million, respectively, in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income related to all awards. During the three and nine months ended September 30, 2025, the Company recognized compensation expense of $0.1 million and $0.6 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized compensation expense of $0.1 million and $0.5 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards.
As of September 30, 2025, there was $17.7 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.7 years.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of September 30, 2025 and December 31, 2024, 73,990 and 58,569 shares have been issued under the ESPP since commencement, respectively. During the three and nine months ended September 30, 2025, the Company recognized compensation expense of $0.01 million and $0.05 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized compensation expense of $0.02 million and $0.04 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of September 30, 2025, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.

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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to September 30, 2025:
The Company's Board of Directors approved, and on October 21, 2025, the Company declared a third quarter 2025 common stock dividend of $0.2425 per share, which is payable on November 28, 2025 to stockholders of record as of November 4, 2025.
As of November 4, 2025, the Company had $28.0 million drawn on the Revolving Credit Facility.

As of November 4, 2025 and during the period subsequent to September 30, 2025, the Company acquired 19 leased properties for approximately $7.2 million, excluding closing costs.

As of November 4, 2025 and during the period subsequent to September 30, 2025, the Company issued 143,221 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $2.2 million.

As of November 4, 2025 and during the period subsequent to September 30, 2025, the Company had entered into definitive agreements to acquire 13 properties for approximately $6.7 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the nine months ended September 30, 2025, we acquired 151 properties leased to the USPS for approximately $96.6 million, including closing costs. As of September 30, 2025, our portfolio consists of 1,853 owned properties, located in 49 states and one territory and comprising approximately 6.9 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of November 4, 2025, we owned approximately 78.7% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. During the nine months ended September 30, 2025, 2,347,137 shares were issued under the ATM Program for approximately $35.8 million in gross proceeds. As of September 30, 2025, we had approximately $57.9 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of September 30, 2025, we owned a portfolio of 1,853 properties located in 49 states and one territory and leased primarily to the USPS. For the nine months ended September 30, 2025, approximately 10.4% of our total rental income was concentrated in Pennsylvania.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our TRS, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of September 30, 2025, properties leased to our tenants had an average remaining lease term of approximately 4.0 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense

Our Amended and Restated Credit Agreement, dated September 19, 2025 (the "Credit Facilities"), consists of a (i) $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (ii) $290.0 million term loan facility consisting of a (x) $115.0 million senior unsecured term loan (the "2030 Term Loan") and (y) $175.0 million senior unsecured delayed draw term loan (the "2028 Term Loan," and, collectively with the "2030 Term Loan", the "Term Loans.").

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
Lease Renewal

As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. As of November 4, 2025, two of the properties we own were being occupied by the USPS as a holdover tenant.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and the Three Months Ended September 30, 2024

	For the Three Months Ended September 30,
(Amounts in thousands)	2025	2024	$ Change	% Change
Revenues
Rental income	$23,692	$18,772	$4,920	26.2%
Fee and other	634	895	(261)	(29.2)%
Total revenues	24,326	19,667	4,659	23.7%

Operating expenses
Real estate taxes	2,865	2,487	378	15.2%
Property operating expenses	2,355	2,536	(181)	(7.1)%
General and administrative	3,751	3,884	(133)	(3.4)%
Casualty and impairment losses, net	97	216	(119)	(55.1)%
Depreciation and amortization	6,109	5,756	353	6.1%
Total operating expenses	15,177	14,879	298	2.0%

Income from operations	9,149	4,788	4,361	91.1%

Other income	—	9	(9)	(100.0)%

Interest expense, net
Contractual interest expense	(3,903)	(3,246)	(657)	20.2%
Write-off and amortization of deferred financing fees and amortization of debt discount	(215)	(180)	(35)	19.4%
Loss on early extinguishment of debt	(142)	—	(142)	N/A
Interest income	—	7	(7)	(100.0)%
Total interest expense, net	(4,260)	(3,419)	(841)	24.6%

Income before income tax expense	4,889	1,378	3,511	254.8%
Income tax expense	(6)	(29)	23	(79.3)%
Net income	$4,883	$1,349	$3,534	262.0%
Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $4.9 million to $23.7 million for the three months ended September 30, 2025 from $18.8 million for the three months ended September 30, 2024, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Fee and other – Fee and other revenue decreased by $0.3 million to $0.6 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024, primarily due to a decrease in management fees and miscellaneous income.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $2.9 million for the three months ended September 30, 2025 from $2.5 million for the three months ended September 30, 2024, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses decreased by $0.2 million to $2.4 million for the three months ended September 30, 2025 from $2.5 million for the three months ended September 30, 2024. Property management expenses are included within property operating expenses and totaled $0.7 million for each of the three months ended September 30, 2025 and 2024. The decrease was primarily related to lower repairs and maintenance due to scope and timing.
General and administrative – General and administrative expenses decreased by $0.1 million to $3.8 million for the three months ended September 30, 2025 from $3.9 million for the three months ended September 30, 2024, primarily due to an increase in public-company related cost and a reversal of previously recognized compensation cost on the forfeited awards, offset by the reclassification to compensation expense of the amount of dividends and distributions previously charged to retained earnings and noncontrolling interest related to awards that are forfeited in connection with the departure of the Company's former Chief Financial Officer.
Casualty and impairment losses (gains), net - Casualty and impairment losses for the three months ended September 30, 2025 were $0.1 million which reflects $0.1 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $0.04 million of related insurance claims resulting in a net loss of $0.1 million. Casualty and impairment losses (gains), net were $0.2 million for the three months ended September 30, 2024 which reflects $0.2 million in gross charges primarily related to the net book value for an asset damaged as a result of vandalism.
Depreciation and amortization – Depreciation and amortization expense increased by $0.4 million to $6.1 million for the three months ended September 30, 2025 from $5.8 million for three months ended September 30, 2024, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the three months ended September 30, 2025, we incurred total interest expense, net of $4.3 million compared to $3.4 million for the three months ended September 30, 2024. The increase in interest expense was primarily due to an increase in net borrowings on our Credit Facilities (including the $40.0 million of term loan proceeds borrowed on September 19, 2025) and an increase of $0.1 million for loss on early extinguishment of debt which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our Prior Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.

Comparison of the Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Rental income	$67,902	$52,740	$15,162	28.7%
Fee and other	1,925	2,264	(339)	(15.0)%
Total revenues	69,827	55,004	14,823	26.9%

Operating expenses
Real estate taxes	8,287	7,174	1,113	15.5%
Property operating expenses	6,800	7,007	(207)	(3.0)%
General and administrative	13,003	12,094	909	7.5%
Casualty and impairment (gains) losses, net	(98)	216	(314)	(145.4)%
Depreciation and amortization	17,647	16,575	1,072	6.5%
Total operating expenses	45,639	43,066	2,573	6.0%

Loss on sale of real estate assets	(49)	—	(49)	N/A

Income from operations	24,139	11,938	12,201	102.2%

Other income	30	74	(44)	(59.5)%

Interest expense, net
Contractual interest expense	(11,157)	(8,771)	(2,386)	27.2%
Write-off and amortization of deferred financing fees	(637)	(543)	(94)	17.3%
Loss on early extinguishment of debt	(142)	—	(142)	N/A
Interest income	7	13	(6)	(46.2)%
Total interest expense, net	(11,929)	(9,301)	(2,628)	28.3%

Income before income tax expense	12,240	2,711	9,529	351.5%
Income tax expense	(30)	(73)	43	(58.9)%
Net income	$12,210	$2,638	$9,572	362.9%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $15.2 million to $67.9 million for the nine months ended September 30, 2025 from $52.7 million for the nine months ended September 30, 2024, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Fee and other – Fee and other revenue decreased by $0.3 million to $1.9 million for the nine months ended September 30, 2025 from $2.3 million for the nine months ended September 30, 2024, primarily due to a decrease in management fees and miscellaneous income.
Operating Expense
Real estate taxes – Real estate taxes increased by $1.1 million to $8.3 million for the nine months ended September 30, 2025 from $7.2 million for the nine months ended September 30, 2024, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses decreased by $0.2 million to $6.8 million for the nine months ended September 30, 2025 from $7.0 million for the nine months ended September 30, 2024. Property management expenses are included within property operating expenses and totaled $2.3 million for each of the nine months ended September 30, 2025 and 2024. The decrease was primarily related to lower repairs and maintenance due to scope and timing.
General and administrative – General and administrative expenses increased by $0.9 million to $13.0 million for the nine months ended September 30, 2025 from $12.1 million for the nine months ended September 30, 2024, primarily due to an increase in public-company related costs, an increase in net compensation costs and the reclassification to compensation cost of the amount of dividends and distributions previously charged to retained earnings and noncontrolling interest related to awards that were forfeited. This is offset by the reversal of previously recognized compensation cost on the forfeited awards in connection with the departure of the Company's former Chief Financial Officer.
Casualty and impairment (gains) losses, net - Casualty and impairment gains for the nine months ended September 30, 2025 were $0.1 million which reflects $0.7 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $1.1 million of related insurance claims resulting in a net gain of $0.3 million offset by $0.2 million for an impairment on an asset that was reclassified to Assets Held for Sale. Casualty and impairment losses (gain), net were $0.2 million for the nine months ended September 30, 2024 for an asset damaged as a result of vandalism.
Depreciation and amortization – Depreciation and amortization expense increased by $1.1 million to $17.6 million for the nine months ended September 30, 2025 from $16.6 million for the nine months ended September 30, 2024, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the nine months ended September 30, 2025, we incurred total interest expense, net of $11.9 million compared to $9.3 million for the nine months ended September 30, 2024. The increase in interest expense is primarily related due to additional borrowings under the Credit Facilities and to an increase in net borrowings on our Credit Facilities ((including the $40.0 million of term loan proceeds borrowed on September 19, 2025) and an increase of $0.1 million for loss on early extinguishment of debt which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our Prior Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.
Cash Flows
Comparison of the Nine Months Ended September 30, 2025 and the Nine Months Ended September 30, 2024
We had $1.9 million of cash and $0.4 million of escrows and reserves as of September 30, 2025 compared to $1.0 million of cash and $0.5 million of escrows and reserves as of September 30, 2024.

Cash flows from operating activities – Net cash provided by operating activities increased by $8.9 million to $33.2 million for the nine months ended September 30, 2025 compared to $24.3 million for the same period in 2024. The increase is primarily due to the volume of our acquisitions and the execution of new leases with annual rent escalations all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of $89.6 million of acquisitions and $5.9 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $1.7 million in proceeds received from the sale of real estate assets and property damage claims. Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $53.2 million of acquisitions and $2.7 million of escrow deposits for acquisitions, capital improvements and other investing activities.

Cash flows from financing activities – Net cash provided by financing activities increased by $30.2 million to $60.4 million for the nine months ended September 30, 2025 compared to $30.2 million for the nine months ended September 30, 2024. The increase was primarily related to an increase in net borrowings on our Credit Facilities of $16.0 million (including the $40.0 million of term loan proceeds borrowed on September 19, 2025) and higher net proceeds received from the issuance of shares. This is offset by debt issuance costs on our Credit Facility and a increase in the payment of dividends and distributions for the nine months ended September 30, 2025.

Liquidity and Capital Resources
We had approximately $1.9 million of cash and $0.4 million of escrows and reserves as of September 30, 2025.

Revolving Credit Facility and Term Loans

On September 19, 2025 (the "CF Closing Date"), we amended and restated our Credit Facilities in their entirety, with Truist Bank, as administrative agent, and Truist Securities, M&T Bank and JPMorgan Chase Bank, N.A.,as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Mizuho Bank Ltd., Bank of Montreal, Stifel Bank & Trust and TriState Capital Bank. The Credit Facilities provide for the Revolving Credit Facility and Term Loans. The 2030 Term Loan consists of (1) a $75 million term loan previously advanced to the Company under its prior credit facility which remained outstanding as of the CF Closing Date and (2) $40 million of new term loans advanced to the Company on the CF Closing Date. As of September 30, 2025, we had $315.0 million of aggregate principal amount outstanding under our Credit Facilities, with $115.0 million drawn on the 2030 Term Loan, $175.0 million drawn on the 2028 Term Loan and $25.0 million drawn on the Revolving Credit Facility.

The Credit Facilities include an accordion feature which permit us to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $100.0 million under the Term Loans, subject to customary terms and conditions. The Revolving Credit Facility matures in November 2029, the 2030 Term Loan matures in January 2030 and the 2028 Term Loan matures in February 2028. Each of the Revolving Credit Facility and the 2030 Term Loan Facility may be extended for one 12-month period at the Company's sole option. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility.

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of September 30, 2025, we were in compliance with all of the Credit Facilities’ debt covenants.

As of September 30, 2025, we had eleven interest rate swaps with a total notional amount of $290.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
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
Material Capital Improvement Projects
The Company is currently undertaking capital improvement projects for two properties it owns in Pauline, Kansas (the "Pauline CIP”). The Pauline CIP is expected to cost an additional $0.8 million to $1.6 million, a majority of which is expected to be incurred in the fourth quarter of 2025. Currently, the Company expects that a portion of the costs associated with the Pauline CIP will be offset by the receipt of insurance proceeds, of which $0.4 million was received in October 2025.

Consolidated Indebtedness
As of September 30, 2025, we had approximately $349.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of September 30, 2025 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of September 30, 2025	Interest Rate at September 30, 2025	Maturity Date
Revolving Credit Facility(1)(2)	$25,000	SOFR+150 bps(3)	November 2029
2030 Term Loan(1)(2)	115,000	SOFR+145 bps(3)	January 2030
2028 Term Loan(1)	175,000	SOFR+145 bps(3)	February 2028
Secured Borrowings:
Vision Bank(4)	1,409	3.69%	September 2041
First Oklahoma Bank(5)	285	3.63%	December 2037
Vision Bank – 2018(6)	844	3.69%	September 2041
AIG(7)	30,225	2.80%	January 2031
Seller Financing - 2024(8)	1,400	5.00%	September 2039
Total Principal	$349,163
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three and nine months ended September 30, 2025, we incurred $0.05 million and $0.2 million of unused facility fees related to the Revolving Credit Facility, respectively.
(2)The Revolving Credit Facility matures in November 2029 and the 2030 Term Loan matures in January 2030, each of which may be extended for one twelve-month period at the Company's sole option.

(3)Based upon the applicable SOFR rate (subject to a 0% floor).
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
Secured Borrowings as of September 30, 2025
As of September 30, 2025, we had approximately $34.2 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and nine months ended September 30, 2025, we paid cash dividends of $0.2425 per share, and $0.7275 per share, respectively. Our Board of Directors approved, and on October 21, 2025, we declared a third quarter 2025 common stock dividend of $0.2425 per share, which will be paid on November 28, 2025 to stockholders of record as of November 4, 2025.
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
Share Repurchase Program
On February 25, 2025 (the "SRP Date"), the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. No shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program for the three months ended September 30, 2025 and the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.

Subsequent Real Estate Acquisitions
As of November 4, 2025 and during the period subsequent to September 30, 2025, we have acquired 19 properties in individual or portfolio transactions for an aggregate of approximately $7.2 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of September 30, 2025, our indebtedness was approximately $349.2 million, consisting of approximately $315.0 million of variable-rate debt and approximately $34.2 million of fixed-rate debt. Of the $315.0 million variable-rate debt, $290.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of September 30, 2025, approximately $25.0 million of our indebtedness was variable-rate debt and approximately $324.2 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.25 million on an annualized basis.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer and our Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2025. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Plan. The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares Purchased / Withheld from Employee Awards During the Three Months Ended September 30, 2025
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 1 - July 31, 2025	—	$—	—	$—
August 1 - August 31, 2025	1,109	$15.38	1,109	$—
September 1 - September 30, 2025	—	$—	—	$—

As disclosed in Part I, Item 2 above, during the three months ended September 30, 2025, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program from the SRP Date to the period ended September 30, 2025. As of September 30, 2025, the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Exhibit Description
10.1
Amended and Restated Credit Agreement, dated September 19, 2025, by and among Postal Realty LP, Postal Realty Trust, Inc., the certain subsidiaries from time-to-time party thereto as guarantors, Truist Bank, as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2025).

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

POSTAL REALTY TRUST, INC.

Date: November 4, 2025	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Jeremy Garber
Jeremy Garber
Principal Financial Officer
(Principal Financial Officer)