Form 10-K
period 2025-12-31
Postal Realty Trust, Inc.
filed 2026-02-24
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $336.0 million, based on the closing sales price of $14.73 per share on June 30, 2025, as reported on the New York Stock Exchange.
As of February 24, 2026, the registrant had 27,467,131 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

POSTAL REALTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
•changes in real estate, taxation, zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of real estate investment trusts for U.S. federal income tax purposes (“REITs”) in general;

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
•public health threats; and
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
We were organized in the state of Maryland on November 19, 2018 and commenced operations upon completion of our initial public offering ("IPO") on May 17, 2019 and the related formation transactions. Our Class A common stock trades on the New York Stock Exchange under the symbol “PSTL”. We elected to qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our short tax year ended December 31, 2019.
We conduct our business through an umbrella partnership, commonly referred to as an UPREIT structure, in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of December 31, 2025, we owned approximately 79.3% of the outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
Real Estate Investments
As of December 31, 2025, we had net investments of approximately $716.6 million in 1,917 real estate properties (including two properties accounted for as financing leases). The properties are located in 49 states and one territory, totaling approximately 7.1 million net leasable interior square feet in the aggregate and were 99.8% occupied as of December 31, 2025 with a weighted average remaining lease term of approximately 4 years. As of December 31, 2025, we manage, through our taxable REIT subsidiary ("TRS"), an additional 333 postal properties owned by our chief executive officer, Andrew Spodek, and his affiliates. During the year ended December 31, 2025, we acquired from our chief executive officer, Andrew Spodek, and his affiliates a portfolio of 25 postal properties currently leased to the USPS for approximately $13.9 million in cash, excluding closing costs. We have a remaining right of first offer to purchase 189 of our 333 managed postal properties.
The majority of our leases are modified double-net leases, whereby the USPS is responsible for utilities, certain maintenance obligations and reimbursement of property taxes and the landlord is responsible for insurance, roof and structure. We believe this structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. We believe the overall opportunity for consolidation that exists within the postal logistics network is very attractive. We continue to execute our strategy to acquire and consolidate postal properties that we believe will generate strong earnings for our stockholders. We may also sell assets from time to time to recycle capital, including through transactions that are intended to qualify for federal income tax deferral as a “like-kind exchange” under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").
2025 Highlights
•Our owned portfolio was 99.8% occupied as of December 31, 2025.
•We acquired 216 properties leased primarily to the USPS totaling approximately 641,599 net leasable interior square feet, for approximately $123.1 million, excluding closing costs, during 2025.
•We amended our existing Credit Facilities (as defined below) in September 2025 to, among other things, (i) upsize the capacity of our Credit Facilities to $440 million and (ii) extend the maturity dates on each of our senior unsecured revolving credit facility (from January 2026 to November 2029) and Term Loan (from January 2027 to January 2030).
•We issued 3,154,321 shares of Class A common stock under our at-the-market equity offering program (the "ATM Program") during 2025, raising approximately $48.4 million in gross proceeds.

Dividends
•We have increased our quarterly dividend from $0.2425 for the fourth quarter 2024 dividend to $0.2450 for the fourth quarter 2025 dividend. Our dividend per share has increased every year since our IPO. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.
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
Human Capital Resource Management
As of December 31, 2025, we employed 42 full-time employees. Our employees are primarily located at our corporate office in Cedarhurst, New York. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory. As of December 31, 2025, 33% of our employees, 24% of our named executive officers and key employees (defined as all employees with a title of vice president and higher) and 20% of the members of our Board of Directors were female and 29% of our employees identified as a member of an ethnic and/or racial minority group. As of December 31, 2025, 10 of our full-time employees were between the ages of 18 and 29 years old; 14 of our full-time employees were between the ages of 30 and 39 years old; 12 of our full-time employees were between the ages of 40 and 49 years old; four of our full-time employees were between the ages of 50 and 59 years old; one employee was between the ages of 60 and 69; and one employee was over 70 years old.
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
We maintain both cash- and equity-based compensation programs designed to attract, retain and motivate our employees. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. We offer a comprehensive benefits program, including programs that promote mental health awareness, as well as a 401(k) program, flexible spending accounts, income protection through our sick pay and long-term disability policies, paid vacation, paid parental leave and holiday and personal days to balance work and personal life. In addition to our benefits program, we offer a number of work life enhancements at our corporate headquarters, including, but not limited to, healthy snacks and ergonomic workstations. We encourage our employees to take advantage of various internal training opportunities, and those provided by outside service providers to the extent these are business related, and solicit feedback from our employees on the effectiveness of such training programs. All corporate employees, including members of our management team, receive periodic training about our business, the Company’s structure and the important laws and policies that affect the Company. In addition, many of our employees hold professional licenses and we encourage them to attend, and reimburse them for, qualified ongoing continuing professional education. We also provide all of our employees with biannual performance and career development reviews.
Our commitment to the health and safety of our employees and contractors is paramount. We have memorialized our commitment to the health and safety of our employees and contractors in our Code of Business Conduct and Ethics, which is overseen by the Corporate Governance and Compensation Committee. For the year ended December 31, 2025, none of our employees or, to our knowledge, contractors we hired, suffered any fatalities or injuries while physically at work, or working at our properties.
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
•As of February 24, 2026, the leases at nine of our properties were expired.
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

•The U.S. federal income tax treatment of the cash that we might receive from cash settlement of our forward equity sales agreements is unclear and could jeopardize our ability to meet REIT qualification requirements.
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
•We are a “smaller reporting company,” with reduced disclosure requirements.
•If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us.
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
Risks Related to Our Status as a REIT
•Failure to remain qualified to be taxed as a REIT would cause us to be taxed as a regular corporation.
•Failure to make required distributions would subject us to federal corporate income tax.
•Complying with REIT requirements may cause us to forego certain opportunities or investments.
•The prohibited transactions tax may limit our ability to dispose of our properties.
•The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
•Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
•We have restrictions on acquiring or transferring certain amounts of our Class A common stock.
•Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.
•If our Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify to be taxed as a REIT.
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

In addition, the USPS' collective bargaining agreements include provisions for mandatory cost of living adjustments, which, in recent years coupled with continued impacts to consumer inflation, have resulted in significant increase in labor costs for the USPS. The USPS has also been exposed to fluctuating commodity prices, primarily for diesel fuel, unleaded gasoline, and aircraft fuel for transportation of mail and natural gas and heating oil for its facilities.

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
Furthermore, a change in the structure, mission or leasing requirements of the USPS, a significant reduction in the USPS’ workforce, relocation of personnel resources, delivery routes or postal offices, other internal reorganization or a change in the delivery routes serviced by our properties could affect our lease renewal opportunities and have a material adverse effect on our business. For example, on January 20, 2025, President Donald J. Trump announced an executive order establishing the Department of Government Efficiency ("DOGE") to maximize government efficiency and productivity. While DOGE was disbanded in November 2025, any change in the U.S. federal government’s treatment of the USPS as an independent agency, including, but not limited to, the privatization or outsourcing of all or a portion of the USPS business operations, may have a material adverse effect on our business.

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
The growth in the USPS’ competitive service volumes, such as Priority Mail, Priority Mail Express, First-Class Package Service, Parcel Select, Parcel Return Service and some types of International Mail, is largely attributable to certain of the USPS’ largest customers, including UPS, FedEx and Amazon, and more recently fueled by the expanding parcel market due to the ongoing e-commerce expansion, the demand for faster, more flexible delivery services, and by innovations in last-mile logistics. In recent years, the USPS' largest customers have been expanding their own delivery capabilities, which have enabled them to divert volume away from the USPS over time. If these customers continue to divert significant volume away from the USPS, the growth in the USPS’ competitive service volumes may not continue, and there may be reduced demand for leasing postal properties by the USPS, which would have a material adverse effect on our business and operations.
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
Operational Decisions by the USPS could have a material adverse effect on our operations, financial position and results of operations.
The USPS has undertaken a number of operational reforms and cost reduction measures under its Ten-Year Plan, such as higher rates, slower deliveries for certain services, formation of large sorting and delivery centers and closure, relocation or consolidation of certain facilities and delivery routes. Whether continued implementation of the Ten-Year Plan will affect our business, liquidity, financial condition and results of operations will depend on numerous factors that we may not be able to accurately predict or assess. The USPS’ failure to implement the Ten-Year Plan or receive Congressional approval may affect its ability to maintain adequate liquidity to sustain its current operations, which may result in the USPS reducing its number of postal locations and adversely affecting our business and results of operations.

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

As a result of the proposed and executed operational, managerial and strategic changes within the USPS, including the Ten-Year Plan, the USPS is the focal point of significant public criticism and litigation. For example, several lawsuits and regulatory reviews alleging that operational changes at the USPS have resulted in slower delivery services and the disenfranchisement of voters are active against the USPS. If, as a result of such criticism or litigation, the USPS suffers reputational or financial harm or an increase in regulatory scrutiny, the demand for USPS services may decline, which may lead to reduced demand for USPS properties. The results of these changes or any future changes could lead to additional delays or financing shortfalls for the USPS. The USPS is also at risk of the adverse impact of another regional epidemic, global pandemic or other adverse public health developments in the future, such as those experienced during the COVID-19 pandemic several years ago, which could reduce demand for USPS properties and adversely affect our business, financial condition and results of operations. Furthermore, geopolitical conflicts, such as the ongoing conflicts in both Ukraine and the Middle East, pose a risk of general economic disruption to the USPS. Such disruptions may cause supply chain disruptions and increase the cost of fuel, utilities, and transportation, which could have an adverse impact on business operations and financial results of the USPS.
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
We also face regular and significant competition for acquisition opportunities for properties leased to the USPS from other market participants, including private investment funds, individual investors and others, and, as a result, we may be unable to acquire a desired property at a competitive price, or at all. This competition could also increase prices for properties we may pursue and adversely affect our profitability and impede our growth. In addition, because of our public profile as the only publicly traded REIT dedicated to USPS properties, our operations may generate new interest in USPS-leased properties from other REITs, real estate companies and other investors with more resources than we have that did not previously focus on investment opportunities with USPS-leased properties.
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
The widespread geographical footprint of our Property Portfolio may expose us to changes in regional or local conditions in many jurisdictions.
Due to the large geographical footprint of our portfolio, our business may be adversely affected by regional or local conditions and events in the many different areas in which we operate throughout the United States and its territories. Developments or conditions in these regions that may adversely affect our occupancy levels and renewals, our rental revenues, our funds from operations or the value of our properties include the following, among others:
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
As of February 24, 2026, the leases at nine of our properties were expired and the USPS is occupying such properties as a holdover tenant. If we are not successful in renewing these expired leases, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss.
As of February 24, 2026, the leases at nine of our properties, representing approximately 29,000 net leasable interior square feet, were expired and the USPS is occupying such properties as a holdover tenant. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis, typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases in an expeditious manner on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income and potential impairment loss, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Spodek, Garber and Bakke who have extensive market knowledge and relationships and exercise substantial influence over our acquisition, operational and financing activities. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with investors, lenders, the USPS and owners of postal properties. If we lose their services, such relationships could diminish or be adversely affected. Our employment arrangements with Messrs. Spodek, Garber and Bakke do not guarantee their continued employment with us.
Many of our other senior employees also have extensive experience and strong reputations in the real estate industry, particularly in the postal real estate sector, which aid us in identifying opportunities, having opportunities brought to us and negotiating. Many of these individuals have developed specialized knowledge and skills in the postal real estate sector. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with investors, lenders, owners of postal properties, business partners, existing and prospective tenants and industry participants, which could materially adversely affect our financial condition, results of operations, cash flow and the per share trading price of our Class A common stock.
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
Lastly, we cannot predict the rate at which climate change will progress. However, the effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in extreme and severe weather, including floods, hurricanes, severe winter storms and tornadoes and unpredictable weather patterns. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect adverse effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, maintenance, repair of water and/or wind damage, cost of snow removal or related costs at our properties or causing the USPS to relocate its postal offices to other locations. In recent years, a number of states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to severe weather or limit greenhouse gas emissions) and administrative expenses without a corresponding increase in revenue, which may result in adverse impacts to our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.

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
It is currently unknown how the ongoing adoption of advanced technologies and automation by our USPS and non-postal tenants will impact the optimal space configurations and infrastructure features of the properties we own and we may face new tenant requirements and requests that will require significant expenditures that may not be entirely recoverable through increased rents. For example, the adoption of AI by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs due to high-performance computing. Infrastructure upgrades may necessitate substantial capital expenditures and could potentially impact the environmental footprint of our building operations. If technological developments result in a reduction or reconfiguration in space requirements by our tenants, demand by individual tenants and prospective tenants for space may decrease over time. If we are not able to offset any reduction in demand from the foregoing developments through repurposing space, property dispositions, or other means, the realization of any of the aforementioned risks could have a material adverse impact on our revenues, net operating income, results of operations, funds from operations ("FFO"), adjusted funds from operations ("AFFO"), operating margins, occupancy, earnings per share, FFO per share, AFFO per share, our overall business, and the market value of our common stock.
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

We have made significant investments to update and improve our information technology systems and anticipate continuing such investments, as well as additional investments in AI, in order to meet our business needs, including for sourcing acquisition opportunities, managing the maintenance and repair of our properties and enhancing our cybersecurity. Transitioning to, and implementing, new or upgraded systems can create difficulties, including potential disruptions to current processes and security complexities. In addition, our information technology systems and AI-related needs may require further modification as we grow and as our business needs change, which could prolong difficulties we experience with transitions. Such significant investments in our systems may take longer to deploy and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Our use of, or inability to safely and effectively adopt and deliver, new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence, may put us at a competitive disadvantage, including by failure to achieve efficiencies achieved by our competitors, or by misusing such technologies in ways that result in operational disruptions, reputation damage or legal liability exposure. Difficulties in implementing new or upgraded information technology and AI systems, or significant system failures or delays or the failure to successfully modify our systems and respond to changes in our business needs, could adversely affect our business and results of operations.
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
We cannot assure stockholders of our ability to pay dividends in the future.
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
The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward equity sales agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.

We enter into forward sales agreements from time to time and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle any forward sales agreements for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of our common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sales agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sales agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax based upon the amount by which we fail to satisfy the particular gross income test. In the event that these relief provisions were inapplicable, we could lose our REIT status under the Code.
Risks Related to Our Organizational Structure
Mr. Spodek and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.
Mr. Spodek and his affiliates held approximately 8.0% of the combined voting power of our outstanding shares of common stock as of February 24, 2026. Pursuant to his ownership of Class A common stock and Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), Mr. Spodek and his affiliates have the ability to influence the outcome of matters presented to our stockholders, including the election of our Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Spodek has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.
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
As of February 24, 2026, Mr. Spodek and his affiliates owned approximately 33.6% of the outstanding OP Units (including LTIP Units) that are not owned by us and approximately 3.4% of the outstanding shares of our Class A common stock and all of the Voting Equivalency stock, which together represent an approximate 9.9% beneficial economic interest in our Company on a fully diluted basis.
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
We are a “smaller reporting company,” with reduced disclosure requirements.

Because (x) our annual revenue was less than $100.0 million during the most recently completed fiscal year and (y) the market value of our stock held by non-affiliates was less than $700.0 million on the last day of our most recently completed second quarter, we are a "smaller reporting company" as defined under the Exchange Act. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us.

As a publicly traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting. However, for so long as we are a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Future deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information, which could materially and adversely affect us.
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
As of February 24, 2026, approximately 21.2% of the outstanding OP Units (including the LTIP Units) of our Operating Partnership were held by third parties. We may, in connection with our acquisition of properties or otherwise, continue to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of OP Units do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
Risks Related to Our Status as a REIT
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We have elected and intend to continue to operate in a manner that will allow us to qualify to be taxed as a REIT under Sections 856-860 of the Code commencing with our short taxable year ended December 31, 2019. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deductions and excluding net capital gains. No assurances can be given that our actual results of operations for any particular taxable year will satisfy such requirements. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Services (the "IRS") that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.
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
In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% commencing in 2026) of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
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
Overall, no more than 20% (25% commencing in 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Our TRS will be subject to applicable federal, foreign, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS will be less than 20% (25% commencing in 2026) of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% (25% commencing in 2026) limitation discussed above or to avoid application of the 100% excise tax.
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
Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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
•actions by institutional stockholders;
•changes in accounting principles;

•terrorist acts;
•general market conditions, including factors unrelated to our performance; and
•pandemics and epidemics, and the related governmental and economic responses thereto.
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
ITEM 2. PROPERTIES
As of December 31, 2025, we owned a portfolio of 1,917 properties located in 49 states and one territory, comprising approximately of 7.1 million net leasable interior square feet. Our properties are leased primarily to the USPS. The following map shows our footprint of owned properties as of December 31, 2025. As of December 31, 2025, we also managed 333 postal properties owned by our chief executive officer and his affiliates.

Information regarding our properties as of December 31, 2025 are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.
Scheduled Lease Expirations
As of December 31, 2025, the weighted average remaining years to maturity pursuant to our leases with the USPS was approximately four years, with expirations through 2038, assuming tenants do not exercise any existing renewal, termination or purchase options. The table below details scheduled lease expirations, as of December 31, 2025, for our properties for the periods indicated.

	Number of Leases Expiring	Total Lease Square Footage		Annualized Lease Revenue(1)
Year		Amount	%	Amount	%
2026 (2)	260	1,020,593	14.5%	$9,938,401	11.9%
2027	469	1,469,422	20.9%	$15,820,069	18.8%
2028	243	874,958	12.4%	$11,526,336	13.8%
2029	179	656,950	9.3%	$8,417,209	10.1%
2030	202	1,179,723	16.7%	$9,911,018	11.8%
2031	112	288,065	4.1%	$3,460,861	4.1%
2032	30	110,500	1.6%	$2,821,251	3.4%
2033	7	307,498	4.4%	$2,517,400	3.0%
2034	129	484,234	6.9%	$8,917,587	10.7%
2035	250	565,361	8.0%	$9,523,749	11.4%
2036	38	87,257	1.2%	$824,942	1.0%
2037	—	—	—%	$—	—%
2038	1	852	—%	$6,240	—%
Totals	1,920	7,045,413	100.0%	$83,685,063	100.0%
Explanatory Notes:
(1)Annualized contractual rent in effect on December 31, 2025 for all of our leases (including those accounted for as direct financing leases).
(2)Includes approximately 8,646 of interior lease square footage occupied by month-to-month holdover leases or leases that expired during the year ended December 31, 2025. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the New York Stock Exchange under the symbol “PSTL”. As of February 24, 2026, there were 27,467,131 shares of Class A common stock issued and outstanding and five stockholders of record. This number of stockholders of record does not represent the actual number of beneficial owners of our Class A common stock because shares of our Class A common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
In addition, as of February 24, 2026, there were 27,206 shares of Voting Equivalency stock issued and outstanding and 7,422,288 OP Units and LTIP units held by limited partners other than the Company outstanding. All shares of Voting Equivalency stock issued and outstanding are held by Mr. Spodek and his affiliates. No public trading market exists for such shares or units.
We intend to continue to declare quarterly dividends on our Class A common stock. During the year ended December 31, 2025, we paid cash dividends of $0.97 per share. The actual amount and timing of dividends, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
As disclosed in more detail in Item 7 below, during the three months ended December 31, 2025, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program. As of December 31, 2025, the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2026 annual stockholders’ meeting.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto of the Company as of and for the years ended December 31, 2025 and 2024. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in Item 1A. “Risk Factors” and included in other portions of this report.
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our IPO and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. For the year ended December 31, 2025, we acquired 216 properties leased to the USPS for approximately $123.1 million, excluding closing costs. As of December 31, 2025, our portfolio consists of 1,917 owned properties, located in 49 states and one territory and comprising approximately 7.1 million net leasable interior square feet.

We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of February 24, 2026, we owned approximately 78.8% of our outstanding OP Units, including LTIP Units. Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, we entered into separate open market sale agreements (the "Sale Agreements") for our at the market offering program with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which we may offer and sell shares of our Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, we amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, we entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents and affiliates of Mizuho, as forward sellers. During the year ended December 31, 2025, 3,154,321 shares were issued under the ATM Program, raising approximately $48.4 million in gross proceeds. As of December 31, 2025, we had approximately $45.3 million of availability remaining under the ATM Program.
Subsequent to the end of the year, on February 24, 2026 we amended the ATM Program to increase the aggregate amount under the program to $300.0 million. On February 24, 2026, we also entered into a separate open market sale agreements for the ATM Program (the "Additional Sale Agreements") with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association, and The Bank of Nova Scotia, as additional forward purchasers and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of our Class A common stock by us through J.P. Morgan and ScotiaBank, we may also enter into one or more forward sale agreements under a master forward confirmation and related supplemental confirmations, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia.
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
Geographic Concentration
As of December 31, 2025, we owned a portfolio of 1,917 properties located in 49 states and one territory and leased primarily to the USPS. For the year ended December 31, 2025, approximately 10.4% of our total rental income was concentrated in Pennsylvania.
Registrant Elections
We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain scaled disclosures available to smaller reporting companies.
We have also elected to qualify to be taxed as a REIT under the Code beginning with our short taxable year ended December 31, 2019 and intend to continue to qualify to be taxed as a REIT. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.
Factors That May Influence Future Results of Operations
The USPS
We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. While the USPS has recently undertaken, and proposes to undertake, a number of operational reforms and cost reduction measures, such as higher rates and slower deliveries for certain services and closure, relocation or consolidation of certain facilities and delivery routes, the USPS has taken the position such measures alone will not be sufficient to maintain its ability to meet all of its existing obligations when due or allow it to make the critical infrastructure investments that have been deferred in recent years. These measures have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services. The occurrence of a regional epidemic or a global pandemic, and measures taken to prevent its spread may also have a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. Geopolitical and other economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Mr. Spodek and his affiliates, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of December 31, 2025, properties leased to our tenants had an average remaining lease term of approximately four years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense
On August 9, 2021, we entered into a Credit Agreement, as amended from time-to-time (the "Prior Credit Facilities"), which included a (i) $150.0 million revolving credit facility, (ii) $75.0 million unsecured term loan and (iii) $175.0 million senior unsecured delayed draw term loan. On September 19, 2025 (the "CF Closing Date"), we amended and restated the Prior Credit Facilities in their entirety to provide for a (1) $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (2) $290.0 million term loan facility consisting of a (I) $175.0 million delayed drawn term loan (the "2028 Term Loan"), all of which was previously advanced to us under the Prior Credit Facilities and (II) $115.0 million senior unsecured term loan (the “2030 Term Loan,” and, collectively with the 2028 Term Loan, the "Term Loans"). The 2030 Term Loan consists of (x) the $75.0 million senior unsecured term loan previously advanced under the Prior Credit Facility which remained outstanding as of the CF Closing Date and (y) $40.0 million of new term loans advanced to the Company on the CF Closing Date. On February 20, 2026, the Company entered into the Commitment Amount Increase Request (the "Commitment Increase") pursuant to which (A) the Revolving Credit Facility was increased to $250.0 million in the aggregate, (B) the 2028 Term Loan was increased to $190.0 million in the aggregate and (C) The Bank of Nova Scotia was added as a lender under the Credit Agreement; our $115.0 million 2030 Term Loan was unaffected by the Commitment Increase.
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
Income Tax Benefit (Expense)
As a REIT, we generally will not be subject to federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even though we qualify to be taxed as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our existing TRS and any other TRS we may form in the future will be subject to federal, state and local corporate income tax.
Lease Renewal
As of February 24, 2026, the leases at nine of our properties, representing approximately 29,000 net leasable interior square feet, had expired and the USPS was occupying such properties as a holdover tenant. See Item 2. "Properties—Lease Expiration Schedule”. As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any of these properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to stockholders. For additional information regarding the risks associated with the USPS, see Item 1A. "Risk Factors—Risks Related to the USPS".

Results of Operations
Comparison of the years ended December 31, 2025 and December 31, 2024

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Rental income	$93,305	$73,143	$20,162	27.6%
Fee and other	2,518	3,229	(711)	(22.0)%
Total revenues	95,823	76,372	19,451	25.5%

Operating expenses
Real estate taxes	11,326	9,850	1,476	15.0%
Property operating expenses	9,704	9,124	580	6.4%
General and administrative	17,192	16,008	1,184	7.4%
Casualty and impairment (gains) losses, net	(775)	404	(1,179)	(291.8)%
Depreciation and amortization	23,989	22,202	1,787	8.0%
Total operating expenses	61,436	57,588	3,848	6.7%

(Loss) gain on sale of real estate assets	(49)	2,393	(2,442)	(102.0)%

Income from operations	34,338	21,177	13,161	62.1%

Other income	30	21	9	42.9%

Interest expense, net
Contractual interest expense	(15,239)	(12,041)	(3,198)	26.6%
Write-off and amortization of deferred financing fees and amortization of debt discount	(869)	(746)	(123)	16.5%
Loss on early extinguishment of debt	(142)	—	(142)	N/A
Interest income	7	26	(19)	(73.1)%
Total interest expense, net	(16,243)	(12,761)	(3,482)	27.3%

Income before income tax expense	18,125	8,437	9,688	114.8%
Income tax expense	(27)	(116)	89	(76.7)%
Net income	$18,098	$8,321	$9,777	117.5%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $20.2 million to $93.3 million for the year ended December 31, 2025 from $73.1 million for the year ended December 31, 2024, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.

Fee and other - Fee and other revenue decreased by $(0.7) million to $2.5 million for the year ended December 31, 2025 from $3.2 million for the year ended December 31, 2024, primarily due to a decrease in management fees and income received from advisory services.
Operating Expenses
Real estate taxes – Real estate taxes increased by $1.5 million to $11.3 million for the year ended December 31, 2025 from $9.9 million for the year ended December 31, 2024, primarily due to the volume of our acquisitions.

Property operating expenses – Property operating expenses increased by $0.6 million to $9.7 million for the year ended December 31, 2025 from $9.1 million for the year ended December 31, 2024. Property management expenses are included within property operating expenses and increased by $0.2 million to $3.0 million for the year ended December 31, 2025 from $2.8 million for the year ended December 31, 2024. The remainder of the increase of $0.4 million is related to expenses for repairs and maintenance and insurance, which increase is primarily due to the volume of our acquisitions.

General and administrative – General and administrative expenses increased by $1.2 million to $17.2 million for the year ended December 31, 2025 from $16.0 million for the year ended December 31, 2024, primarily due to an increase in public-company related costs, an increase in net compensation costs and the reclassification to compensation cost of the amount of dividends and distributions previously charged to retained earnings and noncontrolling interest related to awards that were forfeited. This is offset by the reversal of previously recognized compensation cost on the forfeited awards in connection with the departure of the Company's former Chief Financial Officer.

Casualty and impairment (gains) losses, net – Casualty and impairment (gains) losses, net for the year ended December 31, 2025 was $(0.8) million which primarily reflects $1.0 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs. This is offset by $2.2 million of related insurance claims resulting in a net gain of $1.2 million offset by $0.2 million for an impairment on an asset that was reclassified to Assets Held for Sale and sold in the fourth quarter of 2025 and $0.2 million for an impairment on a held for use property. Casualty and impairment (gains) losses, net for the year ended December 31, 2024 was $0.4 million which primarily reflects a casualty loss for an asset damaged as a result of vandalism.
Depreciation and amortization – Depreciation and amortization expense increased by $1.8 million to $24.0 million for the year ended December 31, 2025 from $22.2 million for the year ended December 31, 2024, primarily due to the volume of our acquisitions.
(Loss) gain on sale of real estate assets
During the year ended December 31, 2025, the Company sold two real estate properties for net proceeds of $1.4 million and recorded a loss of $0.05 million. Gain on sale of real estate assets includes the sale of two properties during the year ended December 31, 2024.
Total Interest Expense, Net
During the year ended December 31, 2025, we incurred total interest expense, net of $16.2 million compared to $12.8 million for the year ended December 31, 2024. The increase in interest expense of $3.5 million was primarily due to additional borrowings under the Credit Facilities and to an increase in net borrowings on our Credit Facilities (including the $40.0 million of term loan proceeds borrowed on September 19, 2025) and an increase of $0.1 million for loss on early extinguishment of debt which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our Prior Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.
Cash Flows
Comparison of the year ended December 31, 2025 and the year ended December 31, 2024
We had $1.5 million of cash and $0.6 million of escrows and reserves as of December 31, 2025 compared to $1.8 million of cash and $0.7 million of escrows and reserves as of December 31, 2024.
Cash flows from operating activities – Net cash provided by operating activities increased by $11.0 million to $44.5 million for the year ended December 31, 2025 compared to $33.5 million for the year ended December 31, 2024. The increase is due to the volume of our acquisitions and the execution of new leases with rental escalations, all of which have generated additional rental income and related changes in working capital.
Cash flows from investing activities – Net cash used in investing activities of $123.7 million for the year ended December 31, 2025 primarily consisted of $126.3 million of acquisitions and capital improvements offset by $3.0 million in proceeds received from the sale of real estate assets and property damage claims. Net cash used in investing activities of $79.1 million for the year ended December 31, 2024 primarily consisted of $84.8 million of acquisitions and capital improvements offset by $6.0 million in proceeds received from the sale of real estate assets.
Cash flows from financing activities – Net cash provided by financing activities increased by $33.4 million to $78.7 million for the year ended December 31, 2025 compared to $45.3 million for the year ended December 31, 2024. The increase was primarily related to an increase in net borrowings on our Credit Facilities of $10.0 million (including the $40.0 million term loan proceeds borrowed on September 19, 2025) and higher net proceeds received from the issuance of shares. This is offset by debt issuance costs on our Credit Facility and an increase in the payment of dividends and distributions for the year ended December 31, 2025.
Liquidity and Capital Resources
We had approximately $1.5 million of cash and $0.6 million of escrows and reserves as of December 31, 2025.
Revolving Credit Facility and Term Loans
On August 9, 2021, we entered into the Prior Credit Facilities, which included a (i) $150.0 million Revolving Credit Facility, (ii) $75.0 million unsecured term loan and (iii) $175.0 million senior unsecured delayed draw term loan. On the CF Closing Date, we amended and restated the Prior Credit Facilities in their entirety to provide for a (1) $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (2) $290.0 million term loan facility consisting of a (I) $175.0 million delayed drawn term loan (the "2028 Term Loan"), all of which was previously advanced to us under the Prior Credit Facilities and (II) $115.0 million senior unsecured term loan (the “2030 Term Loan,” and, collectively with the 2028 Term Loan, the "Term Loans"). The 2030 Term Loan consists of (x) the $75.0 million senior unsecured term loan previously advanced under the Prior Credit Facility which remained outstanding as of the CF Closing Date and (y) $40.0 million of new term loans advanced to us on the CF Closing Date. As of December 31, 2025, we had $329.0 million of aggregate principal amount outstanding under our Credit Facilities, with $175.0 million drawn on the 2028 Term Loan, $115.0 million drawn on the 2030 Term Loan and $39.0 million drawn on the Revolving Credit Facility. On February 20, 2026, our capacity and availability under the Credit Facilities were impacted by our entry into the Commitment Increase, as more fully described in "Indebtedness and Interest Expense," above.
The Credit Facilities include an accordion feature which permit us to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $100.0 million under the Term Loans, subject to customary terms and conditions. After giving effect to the Commitment Increase, $50.0 million remains under the Revolving Credit Facility accordion and (2) $85.0 million remains under the accordion for the Term Loans. The Revolving Credit Facility matures in November 2029, the 2030 Term Loan matures in January 2030 and the 2028 Term Loan matures in February 2028. Each of the Revolving Credit Facility and the 2030 Term Loan Facility may be extended for one 12-month period at the Company's sole option. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Credit Facility, we will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility.
The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of December 31, 2025, we were in compliance with all of the Credit Facilities’ debt covenants.
As of December 31, 2025, we had eleven interest rate swaps with a total notional amount of $290.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our Consolidated Financial Statements included under Item 8 herein for further details regarding the Interest Rate Swaps.
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
Material Capital Improvement Projects
In the fourth quarter of 2025, the Company completed all necessary capital improvement work at one of its two owned properties located in Pauline, Kansas (the "Pauline CIP"). During the fourth quarter of 2025, the Company incurred $0.2 million of costs associated with the Pauline CIP, none of which was offset by insurance proceeds. The timing and amount of any additional insurance recoveries related to the Pauline CIP, if any, remain subject to customary claims processes.

Consolidated Indebtedness
As of December 31, 2025, we had approximately $363.2 million of outstanding consolidated principal indebtedness. The following table sets forth information as of December 31, 2025 and 2024 with respect to our outstanding indebtedness (in thousands):

	Amount Outstanding as of December 31, 2025	Amount Outstanding as of December 31, 2024	Interest Rate as of December 31, 2025	Maturity Date
Revolving Credit Facility (1)(2)(3)	$39,000	$14,000	SOFR+150 bps(2)	November 2029
2030 Term Loan (formerly 2021 Term Loan)(2)	115,000	75,000	SOFR+145 bps(2)	January 2030
2028 Term Loan (formerly 2022 Term Loan)	175,000	175,000	SOFR+145 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	280	299	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
Seller Financing(6)	—	100	—%	January 2025
AIG (7)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024(8)	1,400	1,400	5.00%	September 2039
Total Principal	$363,158	$298,277
Explanatory Notes:
(1)See above under "—Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the years ended December 31, 2025 and 2024, we incurred $0.2 million and $0.3 million, respectively, of unused facility fees related to the Revolving Credit Facility.
(2)The Revolving Credit Facility matures in November 2029 and the 2030 Term Loan matures in January 2030, each of which may be extended for one twelve-month period at the Company's sole option. The interests rate of the Credit Facilities is based upon the one-month Adjusted Term SOFR, which is SOFR, plus, for periods prior to the CF Closing Date, a term SOFR adjustment of 0.10%, subject to a 0% floor (the “Adjusted Term SOFR”).
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
Secured Borrowings as of December 31, 2025
As of December 31, 2025, we had approximately $34.2 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2025, including any guaranteed or minimum commitments under contractual obligations (in thousands).

	Payments Due by Period
Contractual Obligations	Total	2026	2027 to 2028	2029 to 2030	More than five years
Credit Facilities	$329,000	$—	$175,000	$154,000	$—
Principal payments on mortgage loans	34,158	637	1,583	1,694	30,244
Interest payments(1)	51,588	16,358	25,205	8,577	1,448
Operating lease obligations(2)	3,378	327	668	430	1,953
Total	$418,124	$17,322	$202,456	$164,701	$33,645
Explanatory Notes:
(1)The amounts shown relate to (i) the Revolving Credit Facility based on the outstanding balance and interest rate in effect as of December 31, 2025 and assuming an unused facility fee under the Revolving Credit Facility through the remainder of the term based on such outstanding balance, (ii) the Term Loans based on the interest rate fixed through the Interest Rate Swaps and outstanding balance as of December 31, 2025 and (iii) the mortgage loans based on the outstanding balance and, for mortgage loans with interest rates adjustable after a certain period, interest rate in effect as of December 31, 2025 with respect to their future interest payments.
(2)Operating lease obligations relate to one lease for our corporate headquarters and 15 ground leases at certain of our properties.
Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the year ended December 31, 2025, we paid cash dividends of $0.97 per share.
Subsequent Events
2026 Financing Activity
As of the date of this report, we had $31.0 million drawn on the Revolving Credit Facility.
On February 20, 2026, we entered into the Commitment Amount Increase Request (the "Commitment Increase") pursuant to which (i) the Revolving Credit Facility was increased to $250.0 million in the aggregate, (ii) the 2028 Term Loan was increased to $190.0 million in the aggregate (all of which has been advanced to the Company) and (iii) The Bank of Nova Scotia was added as a lender under the Credit Agreement. As of February 24, 2026, and after giving effect to the Commitment Increase, (1) $50.0 million remains under the Revolving Credit Facility accordion and (2) $85.0 million remains under the accordion for the Term Loan.
Subsequent to the end of the year, on February 24, 2026 we amended the ATM Program to increase the aggregate amount under the program to $300.0 million. On February 24, 2026, we also entered into a separate open market sale agreements for the ATM Program (the "Additional Sale Agreements") with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association and The Bank of Nova Scotia as additional forward purchasers, and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of our Class A common stock by us through J.P. Morgan and ScotiaBank, we may also enter into one or more forward sale agreements under a master forward confirmation and related supplemental confirmations, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia.
2026 Real Estate Transactions
Subsequent to December 31, 2025, we have acquired 28 properties in individual or small portfolio transactions for approximately $10.3 million, excluding closing costs.
Dividends
Our Board of Directors approved and, on January 29, 2026, we declared a fourth quarter 2025 common stock dividend of $0.245 per share which is payable on February 27, 2026 to stockholders of record on February 13, 2026.

Share Repurchase Program

On February 25, 2025, the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. As of February 24, 2026, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program and the dollar value of Class A common stock shares that remained available to be repurchased under the Share Repurchase Program was $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.
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

We acquired 216 properties for approximately $123.1 million, excluding closing costs, during 2025 and 197 properties for approximately $90.8 million, excluding closing costs, during 2024. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.
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
During the year ended December 31, 2025, based upon an accumulation of costs in excess of what was originally expected, we assessed the recoverability of the carrying amount of our real estate and related intangibles. The assessment resulted in the remeasurement of two properties, which were written down to their estimated fair value and were classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a discounted cash flow analysis. We used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurements resulted in impairment losses of $0.2 million, which is included in "Casualty and impairment (gains) losses, net" in the Consolidated Statements of Operations and Comprehensive Income. During the year ended December 31, 2024, based upon an accumulation of costs in excess of what was originally expected, we assessed the recoverability of the carrying amount of our real estate and related intangibles. The assessment resulted in the remeasurement of one property, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a discounted cash flow analysis. We used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment (gains) losses, net" in the Consolidated Statements of Operations and Comprehensive Income.
We use the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. We recorded an impairment of $0.2 million which is included in "Casualty and impairment (gains) losses, net" in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2025. The property was subsequently sold during 2025 at a price equal to the carrying value.

New Accounting Pronouncements
For a discussion of our adoption of new accounting pronouncements, please see Note 2. Summary of Significant Accountant Policies in the Notes to the Consolidated Financial Statements.
Inflation
Because many of our leases provide for fixed annual rental payments without annual rent escalations, our rental revenues are fixed while our property operating expenses are subject to inflationary increases. A majority of our leases provide for tenant reimbursement of real estate taxes and thus the tenant must reimburse us for real estate taxes. We believe that if inflation increases expenses over time, increases in lease renewal rates will materially offset such increase.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of December 31, 2025, our indebtedness was approximately $363.2 million, consisting of approximately $329.0 million of variable-rate debt and approximately $34.2 million of fixed-rate debt. Of the $329.0 million variable-rate debt, $290.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of December 31, 2025, approximately $39.0 million of our indebtedness was variable-rate debt and approximately $324.2 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.4 million on an annualized basis.

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
INDEX TO FINANCIAL STATEMENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Postal Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Postal Realty Trust, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s allocation of purchase price for investments in real estate included the following, among others:

•We gained an understanding of the Company’s internal controls over the review of the purchase price allocation, including controls over the valuation methodology and assumptions for estimating the fair value of assets acquired and liabilities assumed.

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

•With the assistance of our fair value specialists, for certain of the acquisitions we tested, we:

–Evaluated the reasonableness of the valuation and allocation methodology and related assumptions used by management, including discount rates, terminal capitalization rates, market-based rental revenues, costs to replace certain assets and comparable sales transactions.

–Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2026

We have served as the Company's auditor since 2023.

POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31, 2025	December 31, 2024
Assets
Investments:
Real estate properties, at cost:
Land	$163,485	$128,457
Building and improvements	603,390	512,248
Tenant improvements	8,649	7,501
Total real estate properties, at cost	775,524	648,206
Less: Accumulated depreciation	(74,769)	(58,175)
Total real estate properties, net	700,755	590,031
Investment in financing leases, net	15,851	15,951
Total real estate investments, net	716,606	605,982
Cash	1,454	1,799
Escrow and reserves	643	744
Rent and other receivables	5,232	6,658
Prepaid expenses and other assets, net	11,800	14,519
Goodwill	1,536	1,536
Deferred rent receivable	5,373	2,639
Lease intangible assets, net	16,413	12,941
Total Assets	$759,057	$646,818

Liabilities and Equity
Liabilities:
Term loans, net	$288,313	$248,790
Revolving credit facility	39,000	14,000
Secured borrowings, net	33,828	33,918
Accounts payable, accrued expenses and other, net	18,597	16,441
Below market leases, net	19,758	16,171
Total Liabilities	399,496	329,320

Commitments and Contingencies

Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized, 26,849,381 and 23,494,487 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	268	235
Class B common stock, par value $0.01 per share; 27,206 shares authorized, 27,206 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	358,001	310,031
Accumulated other comprehensive income	954	5,230
Accumulated deficit	(74,024)	(64,211)
Total Stockholders’ Equity	285,199	251,285
Operating partnership unitholders’ non-controlling interests	74,362	66,213
Total Equity	359,561	317,498
Total Liabilities and Equity	$759,057	$646,818
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Revenues:
Rental income	$93,305	$73,143
Fee and other	2,518	3,229
Total revenues	95,823	76,372

Operating expenses:
Real estate taxes	11,326	9,850
Property operating expenses	9,704	9,124
General and administrative	17,192	16,008
Casualty and impairment (gains) losses, net	(775)	404
Depreciation and amortization	23,989	22,202
Total operating expenses	61,436	57,588

(Loss) gain on sale of real estate assets	(49)	2,393

Income from operations	34,338	21,177

Other income	30	21

Interest expense, net:
Contractual interest expense	(15,239)	(12,041)
Write-off and amortization of deferred financing fees and amortization of debt discount	(869)	(746)
Loss on early extinguishment of debt	(142)	—
Interest income	7	26
Total interest expense, net	(16,243)	(12,761)

Income before income tax expense	18,125	8,437
Income tax expense	(27)	(116)

Net income	18,098	8,321
Net income attributable to operating partnership unitholders’ non-controlling interests	(3,949)	(1,725)

Net income attributable to common stockholders	14,149	$6,596

Net income per share:
Basic and Diluted	$0.47	$0.21

Weighted average common shares outstanding:
Basic and Diluted	24,349,251	22,565,155

Comprehensive income:
Net income	18,098	$8,321
Unrealized (loss) gain on derivative instruments	(5,476)	735
Comprehensive income	12,622	9,056
Comprehensive income attributable to operating partnership unitholders’ non-controlling interests	(2,749)	(1,851)
Comprehensive income attributable to common stockholders	9,873	$7,205
The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Total Equity
Balance - December 31, 2023	21,960,211	$219	$287,268	$4,621	$(48,546)	$243,562	$58,063	$301,625
Net proceeds from sale of common stock	1,420,791	14	19,437	—	—	19,451	—	19,451
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	9,409	9,409
Shares issued upon redemption of operating partnership units	52,778	1	861	—	—	862	(862)	—
Issuance and amortization of equity-based compensation	118,887	1	3,313	—	—	3,314	3,071	6,385
Issuance and amortization under ESPP	14,049	—	194	—	—	194	—	194
Restricted stock withholdings	(45,023)	—	(635)	—	—	(635)	—	(635)
Dividends and distributions	—	—	—	—	(22,261)	(22,261)	(5,726)	(27,987)
Unrealized gain on derivative instruments	—	—	—	609	—	609	126	735
Net income	—	—	—	—	6,596	6,596	1,725	8,321
Reallocation of non-controlling interest	—	—	(407)	—	—	(407)	407	—
Balance – December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498
Net proceeds from sale of common stock	3,154,321	32	46,984	—	—	47,016	—	47,016
Issuance of operating partnership units in connection with acquisition transactions	—	—	—	—	—	—	6,745	6,745
Shares issued upon redemption of operating partnership units	148,300	1	1,994	—	—	1,995	(1,995)	—
Issuance and amortization of equity-based compensation	59,053	—	2,660	—	—	2,660	3,839	6,499
Issuance and amortization under ESPP	15,421	—	226	—	—	226	—	226
Restricted stock withholdings	(22,201)	—	(294)	—	—	(294)	—	(294)
Dividends and distributions	—	—	—	—	(23,962)	(23,962)	(6,790)	(30,752)
Unrealized loss on derivative instruments	—	—	—	(4,276)	—	(4,276)	(1,199)	(5,475)
Net income	—	—	—	—	14,149	14,149	3,949	18,098
Reallocation of non-controlling interest	—	—	(3,600)	—	—	(3,600)	3,600	—
Balance – December 31, 2025	26,876,587	$268	$358,001	$954	$(74,024)	$285,199	$74,362	$359,561

The accompanying notes are an integral part of these consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$18,098	$8,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,989	22,202
Write-off and amortization of deferred financing costs and debt discounts	869	748
Amortization of above/below market leases	(3,342)	(2,920)
Amortization of intangible liability	(287)	(258)
Casualty and impairment losses	1,014	404
Loss (gain) on sale of real estate assets	49	(2,393)
Insurance recovery on casualty losses	(1,653)	(55)
Equity based compensation	6,311	6,376
Other	248	5
Loss on early extinguishment of debt	63	—
Deferred rent receivable	(2,734)	(1,097)
Changes in assets and liabilities:
Rent and other receivables	1,560	(1,789)
Prepaid expenses and other assets	(813)	67
Accounts payable, accrued expenses and other	1,133	3,892
Net cash provided by operating activities	44,505	33,503

Cash flows from investing activities:
Acquisition of real estate	(119,383)	(82,027)
Proceeds from sale of real estate assets	1,391	5,982
Escrows for acquisition and construction deposits	(277)	(307)
Insurance proceeds related to property damage claims	1,653	55
Capital improvements	(6,937)	(2,775)
Other investing activities	(135)	(77)
Net cash used in investing activities	(123,688)	(79,149)

Cash flows from financing activities:
Repayments of secured borrowings	(118)	(112)
Proceeds from term loans	40,000	50,000
Proceeds from revolving credit facility	127,000	71,000
Repayments of revolving credit facility	(102,000)	(66,000)
Net proceeds from issuance of shares	47,066	19,324
Debt issuance costs	(2,282)	(366)
Proceeds from issuance of ESPP shares	171	163
Shares withheld for payment of taxes on restricted share vesting	(348)	(700)
Distributions and dividends	(30,752)	(27,987)
Net cash provided by financing activities	78,737	45,322

Net decrease in Cash and Escrows and Reserves	(446)	(324)
Cash and Escrows and Reserves at the beginning of year	2,543	2,867
Cash and Escrow and Reserves at the end of year	$2,097	$2,543

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	$6,745	$9,409
Unrealized (loss) gain on derivative instruments, net	$(5,475)	$735
Reallocation of noncontrolling interest	$3,600	$407

Reclassification of acquisition deposits included in prepaid expenses and other assets	$322	$188
Accrued capital expenditures included in accounts payable and accrued expenses	$396	$235
Reclassification of construction deposits included in prepaid expenses and other assets	$56	$—
Accrued costs of capital included in accounts payable and accrued expenses	$53	$—
Right of use assets, net	$119	$1,297
Shares issued upon redemption of operating partnership units	$1,995	$862
Write-off of fixed assets no longer in service	$—	$88
Assumption of seller financing	$—	$1,400
Accrued taxes withheld included in accounts payable and accrued expenses	$—	$54
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of December 31, 2025, the Company held an approximately 79.3% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of December 31, 2025, the Company owned a portfolio of 1,917 properties located in 49 states and one territory. The Company's properties are leased primarily to a single tenant, the United States Postal Service (the "USPS"). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third party property management services for an additional 333 postal properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

Pursuant to the Company’s Articles of Amendment and Restatement, the Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, 27,206 shares of Class B common stock, $0.01 par value per share (the “Voting Equivalency stock”), and up to 100,000,000 shares of preferred stock.

The Company elected to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company's short taxable year ended December 31, 2019, and intends to continue to qualify to be taxed as a REIT. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes its REIT taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. Additionally, any income earned by the TRS and any other TRS the Company may form in the future will be subject to federal, state and local corporate income tax.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. As discussed in the applicable sections elsewhere in the Consolidated Financial Statements, the Company’s most significant assumptions and estimates are related to the valuation of investments in real estate properties and impairment of long-lived assets. Although management believes its estimates are reasonable, actual results could differ from those estimates.
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
Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	10 to 40
Equipment and fixtures	3 to 10
Tenant improvements	Shorter of useful life or applicable lease term
In-place lease value	Remaining non-cancellable term of the in-place lease
The acquired above or below-market lease intangibles are amortized to “Rental income” over the applicable lease term, inclusive of any option periods for below-market leases.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Deferred Costs and Discounts
Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's Amended and Restated Credit Agreement, dated September 19, 2025 (the “Credit Facilities”), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the net unamortized debt discounts was $0.2 million.

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
Cash and Escrows and Reserves
Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	December 31, 2024
	(in thousands)
Cash	$1,454	$1,799
Escrows and reserves:
Maintenance reserve	323	422
Real estate tax reserve	230	225
ESPP reserve	90	97
Total escrows and reserves	$643	$744
Cash and escrows and reserves	$2,097	$2,543
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Income Taxes
As a REIT, the Company is generally not subject to federal corporate income tax on the net income (loss) that the Company distributes to its stockholders. The Operating Partnership which holds the Company's properties is a partnership for U.S. federal income tax purposes and is not subject to U.S. federal income taxes as the revenues and expenses pass through to the respective owners where they are taxed. The states and cities in which the Operating Partnership operates generally follows the U.S. federal income tax treatment.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

Fair Value Measurements

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of December 31, 2025 and 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2025 and 2024 due to their short maturities.

The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of December 31, 2025 and December 31, 2024, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $30.0 million and $28.7 million as compared to the principal balance of $34.2 million and $34.3 million as of December 31, 2025 and 2024, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of December 31, 2025 and 2024, the fair value of the Company’s interest rate swap derivative assets was approximately $2.1 million and $6.7 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of December 31, 2025 and 2024 , the fair value of the Company's interest rate swap derivative liabilities was approximately $1.1 million and $0.3 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of December 31, 2025 and 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its current fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. There were no properties classified as held for sale as of December 31, 2025 and 2024.

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
During the year ended December 31, 2025, based upon an accumulation of costs in excess of what was originally expected, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of two properties, which were written down to their estimated fair value and were classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurements resulted in impairment losses of $0.2 million, which is included in "Casualty and impairment (gains) losses, net" in the Consolidated Statements of Operations and Comprehensive Income. During the year ended December 31, 2024, based upon an accumulation of costs in excess of what was originally expected, the Company assessed the recoverability of the carrying amount of our real estate and related intangibles. The assessment resulted in the remeasurement of one property, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment (gains) losses, net" in the Consolidated Statements of Operations and Comprehensive Income.
The Company uses the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. The Company recorded an impairment of $0.2 million which is included in "Casualty and impairment (gains) losses), net" in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2025. The property was subsequently sold during 2025 at a price equal to the carrying value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Concentration of Credit Risks
As of December 31, 2025, the Company’s properties were leased primarily to a single tenant, the USPS. For the year ended December 31, 2025, approximately 10.4% of the Company's total rental income, or $9.7 million, was concentrated in Pennsylvania. For the year ended December 31, 2024, approximately 11.9% of the Company's total rental income, or $8.7 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.

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
See Note 11. Stockholders’ Equity for further details.
Forward Equity Sales

The Company sells shares of common stock through forward sale agreements from time to time to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments), while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sale agreement, if the Company elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s earnings per share.

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
Earnings Per Share

The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of December 31, 2025 and 2024, the Company had unvested restricted shares of Class A common stock, LTIP Units and certain restricted stock units (“RSUs"), which provide for non-forfeitable rights to dividend and dividend-equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025- 09 expands eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.
Note 3. Real Estate Transactions
The Company’s acquisitions for the years ended December 31, 2025 and 2024 were allocated to separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition.
2025 Activity - During the year ended December 31, 2025, the Company acquired 216 properties (includes 25 properties acquired from a related party. See Note 9. Related Party Transactions for further details) in various states in individual or portfolio transactions for a combined purchase price of $123.1 million, or a total cost of $126.5 million including capitalized acquisition costs, which were funded with both the issuance of OP Units to the sellers (valued at approximately $6.7 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Of the total acquisition cost, $35.1 million was allocated to land, $87.9 million was allocated to buildings and improvements, $10.7 million was allocated to intangible assets pertaining to the in-place lease intangibles and above market lease value, $(7.1) million was allocated to intangible liabilities for the below market lease value, $(0.3) million for unfavorable operating leases with purchase options and a seller purchase option that is included in “Accounts payable, accrued expenses and

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
other, net" on the Consolidated Balance Sheets and $0.2 million for below market ground lease intangible assets that is included in “Prepaid expenses and other assets, net" on the Consolidated Balance Sheets.

2024 Activity - During the year ended December 31, 2024, the Company acquired 197 properties (includes 36 properties acquired from a related party. See Note 9. Related Party Transactions for further details) in various states in individual or portfolio transactions for a combined purchase price of $90.8 million, or a total cost of $92.8 million including capitalized acquisition costs which were funded with both the issuance of OP Units to the sellers (valued at approximately $9.4 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Also, includes a debt discount on two properties that is included in "Secured Borrowings, net." See Note 5. Debt for further details. Of the total acquisition cost, $24.1 million was allocated to land, $68.8 million was allocated to buildings and improvements,$6.4 million was allocated to intangible assets pertaining to the in-place lease intangibles and above market lease value, $(6.2) million was allocated to intangible liabilities for the below market lease value and $(0.3) million for unfavorable operating leases with purchase options that is included in “Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets and $0.1 million for below market ground lease intangible assets that is included in “Prepaid expenses and other assets, net" on the Consolidated Balance Sheets.

Sale of Real Estate
During the year ended December 31, 2025, the Company sold two real estate properties for net proceeds of $1.4 million and recorded a loss of $0.05 million. During the year ended December 31, 2024, the Company sold two real estate properties for net proceeds of $6.0 million and recorded a net gain of $2.4 million.
Casualty and Impairment (Gains) Losses, Net
During the year ended December 31, 2025, the Company recognized $1.0 million in gross charges primarily related to the estimated net book value of several properties damaged and related repairs, offset by an estimated $2.2 million of related insurance claims, resulting in a net gain of $1.2 million, included within "Casualty and impairment (gains) losses, net" in the Consolidated Statement of Operations and Comprehensive Income. During the year ended December 31, 2024, the Company recorded a casualty loss of $0.3 million reflecting the net book value of such asset damaged as a result of vandalism included within "Casualty and impairment (gains) losses, net" in the Consolidated Statement of Operations and Comprehensive Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets and any related expenses incurred, the excess will be reflected as income in the period those amounts are determinable and approved by the insurance company.
No determination has been made as to the total amount of timing of insurance payments that may be received as a result of the event.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company's intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
December 31, 2025:	(in thousands)
In-place lease intangibles	$60,564	$(45,973)	$14,591
Above-market leases	2,463	(641)	1,822
Sub total - Lease intangible assets	63,027	(46,614)	16,413
Other intangibles	(1,139)	564	(575)
Below-market leases	(36,135)	16,377	(19,758)

December 31, 2024:
In-place lease intangibles	$51,630	$(38,994)	$12,636
Above-market leases	795	(490)	305
Sub total - Lease intangible assets	$52,425	$(39,484)	$12,941
Other intangibles	(1,262)	523	(739)
Below-market leases	(29,069)	12,898	(16,171)
Amortization of in-place lease intangibles was $7.1 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above market leases was $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of other intangibles was $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, and is included in "Rental income" in the Consolidated Statements of Operations and Comprehensive Income.Amortization of acquired below market leases was $3.5 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
As of December 31, 2025, the weighted average amortization period for the Company’s intangible assets and liabilities was approximately 3.8 years, 7.7 years, 3.9 years and 9.2 years for in-place lease intangibles, above-market leases, other intangibles and below-market leases, respectively.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Other intangibles	Below-market leases
2026	$5,721	$318	$(233)	$(3,307)
2027	3,416	273	(141)	(2,653)
2028	2,195	235	(74)	(2,228)
2029	1,458	216	(58)	(1,929)
2030	892	179	(33)	(1,770)
Thereafter	909	601	(36)	(7,871)
Total	$14,591	$1,822	(575)	$(19,758)

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Outstanding Balance as of December 31, 2025	Outstanding Balance as of December 31, 2024	Interest Rate at December 31, 2025	Maturity Date
Revolving Credit Facility (1)(2)(3)	$39,000	$14,000	SOFR +150 bps(2)	November 2029
2030 Term Loan (formerly 2021 Term Loan)(2)(3)	115,000	75,000	SOFR +145 bps(2)	January 2030
2028 Term Loan (formerly 2022 Term Loan)(2)(3)	175,000	175,000	SOFR +145 bps(2)	February 2028

Secured Borrowings:
Vision Bank(4)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(5)	280	299	3.63%	December 2037
Vision Bank – 2018(6)	844	844	3.69%	September 2041
Seller Financing(7)	—	100	—%	January 2025
AIG(8)	30,225	30,225	2.80%	January 2031
Seller Financing - 2024 (9)	1,400	1,400	5.00%	September 2039
Total Principal	363,158	298,277
Unamortized deferred financing costs	(1,817)	(1,360)
Unamortized debt discount	(200)	(209)
Total Debt	$361,141	$296,708
Explanatory Notes:
(1)On August 9, 2021, the Company entered into a Credit Agreement, as amended from time-to-time (the "Prior Credit Facilities"), which included a (i) $150.0 million Revolving Credit Facility, (ii) $75.0 million unsecured term loan and (iii) $175.0 million senior unsecured delayed draw term loan. On September 19, 2025 (the "CF Closing Date"), the Company amended and restated the Prior Credit Facilities in their entirety to provide for a (1) $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (2) $290.0 million term loan facility consisting of a (I) $175.0 million delayed drawn term loan (the "2028 Term Loan"), all of which was previously advanced to the Company under the Prior Credit Facilities and (II) $115.0 million senior unsecured term loan (the “2030 Term Loan,” and, collectively with the 2028 Term Loan, the "Term Loans"). The 2030 Term Loan consists of (x) the $75.0 million senior unsecured term loan previously advanced under the Prior Credit Facility which remained outstanding as of the CF Closing Date and (y) $40.0 million of new term loans advanced to the Company on the CF Closing Date. As of December 31, 2025, the Company had $329.0 million of aggregate principal amount outstanding under our Credit Facilities, with 175.0 million drawn on the 2028 Term Loan, 115.0 million drawn on the 2030 Term Loan and $39.0 million drawn on the Revolving Credit Facility. During the years ended December 31, 2025 and 2024, the Company incurred $0.2 million and $0.3 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of December 31, 2025, the Company was in compliance with all of the Credit Facilities’ debt covenants. In addition, during the year ended December 31, 2025, and due to the amendment of the Credit Facilities, the Company recognized a loss on extinguishment of debt of $0.1 million, which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our Prior Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.
(2)    The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $100.0 million under the Term Loans, subject to customary terms and conditions. The Revolving Credit Facility matures in November 2029, the 2030 Term Loan matures in January 2030 and the 2028 Term Loan matures in February 2028. Each of the Revolving Credit Facility and the 2030 Term Loan Facility may be extended for one twelve-month period at the Company's sole option. Borrowings under the Credit Facilities carry

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants. Interest rates disclosed are based upon the one-month Adjusted Term SOFR, which is SOFR plus, for periods prior to the CF Closing Date, a term SOFR adjustment of 0.10% subject to a 0% floor (the “Adjusted Term SOFR”).
(3)    On February 20, 2026, the Company's amounts outstanding under the Revolving Credit Facility and 2030 Term Loan were impacted by the Company's upsize of its Credit Facilities pursuant to the Commitment Amount Increase Request, as more fully described in Item 7, "Indebtedness and Interest Expense," above.
(4)    Five properties are collateralized under this loan and Mr. Spodek also provided a personal guarantee of payment for 50% of the outstanding amount thereunder. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the five-year weekly average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available to the Board of Governors of the Federal Reserve System (the "Five-Year Treasury Rate"), plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(5)    The loan is collateralized by first mortgage liens on four properties and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.625% for the first five years (ending in August 2026), then adjusting annually thereafter to a variable annual rate of Wall Street Journal Prime Rate with a minimum annual rate of 3.625%.
(6) The loan is collateralized by first mortgage liens on one property and a personal guarantee of payment by Mr. Spodek. The loan has a fixed interest rate of 3.69% for the first five years with interest payments only (ending in October 2026), then adjusting every subsequent five-year period thereafter with principal and interest payments to the rate based on the Five-Year Treasury Rate, plus a margin of 2.75%, with a minimum annual rate of 2.75%.
(7) In connection with the acquisition of a property, the Company obtained seller financing secured by the property in the amount of $0.4 million requiring five annual payments of principal and interest of $0.1 million with the first installment due on January 2, 2021 based on a 6.0% interest rate per annum through January 2, 2025. As of January 2, 2025, the seller financing has been fully repaid.
(8) The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years (ending in January 2026) and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
(9) In connection with the acquisition of two properties, the Company obtained seller financing secured by the properties in the amount of $1.4 million based on a fixed interest rate of 5.00% with interest-only payments through September 1, 2039.
The weighted average maturity date for the Company's indebtedness as of December 31, 2025 and 2024 was approximately 3.3 years and 3.2 years, respectively.
Cash paid for interest during the years ended December 31, 2025 and 2024 was $15.2 million and $12.0 million, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The scheduled principal repayments of indebtedness as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2026	$637
2027	778
2028	175,804
2029	39,832
2030	115,861
Thereafter	30,246
Total	$363,158
Note 6. Derivatives and Hedging Activities

As of December 31, 2025, the Company had eleven interest rate swaps with a total notional amount of $290.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

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

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024 (in thousands):

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2025	2024
Amount of (loss) gain recognized on derivative in "Accumulated other comprehensive income"	$(2,048)	$5,809
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$3,428	$5,074

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $16.2 million and $12.8 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company also had derivatives in a net liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2025, it could have been required to settle its obligations under the agreements of any interest rate swap in a net liability position for approximately $1.1 million, which is at their termination value.

Note 7. Leases
Lessor Accounting
As of December 31, 2025, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through December 31, 2038. Certain leases had expired and were in holdover status as of December 31, 2025 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	Years Ended December 31,
	2025	2024
Fixed payments	$81,848	$63,523
Variable payments	11,457	9,620
	$93,305	$73,143

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future minimum lease payments to be received as of December 31, 2025 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):(1)

Year Ending December 31,	Amount
2026(2)	$79,890
2027	66,536
2028	55,013
2029	45,707
2030	37,262
Thereafter	118,211
Total	$402,619
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of December 31, 2025, the leases at five of the Company's properties were expired, and the USPS was occupying such properties as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of December 31, 2025, operating leases for 94 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices, in each case as of dates set forth in the lease agreement. As of December 31, 2025, 89 of these properties had an aggregate carrying value of approximately $67.5 million with an aggregate purchase option price of approximately $90.4 million and the remaining five properties had an aggregate carrying value of approximately $5.9 million with purchase options exercisable at fair market value. During the year ended December 31, 2025, a tenant exercised a purchase option. Refer to Note 2, Assets Held for Sale for further discussion.
Investment in Financing Leases, Net
As of December 31, 2025 and 2024, financing leases for two of the Company’s properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of December 31, 2025 and 2024 are summarized in the table below (in thousands):

	As of December 31,
	2025	2024
Total minimum lease payment receivable	$29,803	$30,940
Less: unearned income	(13,952)	(14,989)
Investment in financing leases, net	$15,851	$15,951

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Revenue earned under direct financing leases for the years ended December 31, 2025 and 2024 were $1.0 million and $1.0 million, respectively, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of December 31, 2025 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2026	$1,137
2027	1,137
2028	1,137
2029	1,137
2030	1,074
Thereafter	24,181
Total	$29,803
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of December 31, 2025, these leases had remaining terms, including renewal options, of 0.2 years to 57.0 years and a weighted average remaining lease term of 19.9 years. Operating right of use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
ROU asset – operating leases	$2,236	$2,188
Lease liability – operating leases	$2,064	$2,165
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.

Operating lease assets and liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a discount rate ranging from 4.25% to 6.95% based on the yield of its current borrowings in determining its lease liabilities.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for the years ended December 31, 2025 and 2024 was $0.4 million and $0.3 million, respectively. See Note 9. Related Party Transactions for more details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2025 for the next five years and thereafter are as follows (in thousands):

2026	$327
2027	333
2028	335
2029	341
2030	89
Thereafter	1,953
Total future minimum lease payments	$3,378
Interest discount	(1,314)
Total	$2,064
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS for federal income tax purposes, which may be subject to U.S. federal, state, and local income taxes on its taxable income. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC generates income, resulting in federal and state corporate income tax liability for REAC. For the years ended December 31, 2025 and 2024, income tax expense related to REAC was immaterial and $0.1 million, respectively.
Other
The Company and REAC are subject to examinations by federal and state and local tax authorities beginning with the tax year ended December 31, 2021.
Cash paid for taxes for each of the years ended December 31, 2025 and 2024 was $0.1 million and $0.09 million, respectively.

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

REAC recognized management fee income of $1.0 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
“Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.2 million and $0.4 million as of December 31, 2025 and 2024, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.
Related Party Lease
In connection with the Company's IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, New York with an entity affiliated with the Company’s CEO (the “Prior Office Lease”). Pursuant to the Prior Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Prior Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Prior Office Lease was extended to December 31, 2024 at the same rental rate. In December 2024, the Company entered into a new lease with an entity affiliated with the Company's CEO (the "2025 Office Lease," and, collectively with the Prior Office Lease, the "Office Leases"). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029. The 2025 Office Lease was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. Rental expenses associated with the Office Leases for the years ended December 31, 2025 and 2024 were $0.2 million and $0.2 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined the Office Leases were an operating lease. For further details, see Note 7. Leases.
Right of First Offer Transactions

In connection with the Company's IPO and the related formation transactions, the Company entered into a Right of First Offer Agreement (the “ROFO Agreement”) with certain members of the family (the “Related Party”) of the Company’s CEO. In connection with the ROFO Agreement, the Company obtained a right of first offer to acquire from the Related Party up to 250 postal properties that are managed by the Company. On May 30, 2024, the Company acquired from the Related Party a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs (the "2024 ROFO"). On December 9, 2025, the Company acquired from the Related Party a portfolio of 25 properties currently leased to the USPS for approximately $13.9 million in cash, excluding closing costs (together with the 2024 ROFO, the
"ROFO Transactions"). In each case, entry by the Company into the ROFO Transactions was approved by a Special Committee of the Company’s Board of Directors consisting of the Company's four independent directors. The Company has a remaining right of first offer to purchase 189 of our 333 managed postal properties.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million and $1.8 million as of December 31, 2025 and December 31, 2024, respectively. As a guarantor, Mr. Spodek’s interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company's interests and could result in a conflict of interest.
Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	For the Years Ended December 31,
	2025	2024
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$14,149	$6,596
Less: Income attributable to participating securities	(2,656)	(1,791)
Numerator for earnings per share — basic and diluted	$11,493	$4,805
Denominator for earnings per share – basic and diluted(1)	24,349,251	22,565,155
Basic and diluted earnings per share	$0.47	$0.21
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
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at the market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents and affiliates of Mizuho, as forward sellers.
The following table summarizes the activity under the ATM Program for the periods presented (dollars and shares issued in thousands, except per share amounts). During the year ended December 31, 2025, 3,154,321 shares were issued under the ATM Program. As of December 31, 2025, the Company had approximately $45.3 million remaining that may be issued under the ATM Program.

	Years Ended December 31,
	2025	2024
Shares issued	3,154	1,421
Gross proceeds received	$48,394	$20,395
Fees, issuance and other costs	(1,378)	(944)
Net proceeds received	$47,016	$19,451

Average gross sales price per share	$15.34	$14.35

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Dividends and Distributions
During the year ended December 31, 2025, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $30.8 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.97 per share or unit, as shown in the table below.

Declaration Date	Record Date	Payment Date	Amount Per Share or Unit
January 30, 2025	February 14, 2025	February 28, 2025	$0.2425
April 21, 2025	May 1, 2025	May 30, 2025	$0.2425
July 20, 2025	July 31, 2025	August 29, 2025	$0.2425
October 21, 2025	November 4, 2025	November 28, 2025	$0.2425
During the year ended December 31, 2024, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $28.0 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.96 per share or unit, as shown in the table below..

Declaration Date	Record Date	Payment Date	Amount Per Share or Unit
February 2, 2024	February 16, 2024	February 29, 2024	$0.2400
April 30, 2024	May 8, 2024	May 31, 2024	$0.2400
July 23, 2024	August 2, 2024	August 30, 2024	$0.2400
October 22, 2024	November 4, 2024	November 29, 2024	$0.2400
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company’s prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company's employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the year ended December 31, 2025, the Company issued 219,335 LTIP Units to the Company's CEO for his 2024 incentive bonus, his election to defer 100% of his 2025 annual salary and for long term incentive compensation, 90,909 LTIP Units to the Company’s President for his 2024 incentive bonus, 67,138 LTIP Units to the Company's current CFO in connection with his hiring, 46,944 LTIP Units in May 2025 to the Board of Directors for their annual retainers as compensation for their services as directors and for long term incentive compensation, 121,913 LTIP Units to certain other employees for their 2024 incentive bonus and for long term incentive compensation and 3,998 LTIP Units to a consultant under the consultancy agreement with the Company. In addition, during the years ended December 31, 2025 and 2024, the Company issued 510,380 and 664,182 OP Units, respectively, to certain contributors in connection with portfolio acquisitions (for further details, see Note 3. Real Estate Acquisitions).
As of December 31, 2025 and 2024 , non-controlling interests consisted of 5,384,016 OP Units and 1,669,217 LTIP Units and 4,998,738 OP Units and 1,241,944 LTIP Units, respectively. This represented approximately 20.7% and 20.9% of the outstanding Operating Partnership units as of December 31, 2025 and 2024, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company’s sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.
During the year ended December 31, 2025, (i) 23,198 LTIP Units were redeemed for 23,198 OP Units (the "Converted LTIP Units") and (ii) 148,300 OP Units (inclusive of the Converted LTIP Units) were redeemed for 148,300 shares of Class A common stock. During the year ended December 31, 2024, 52,778 OP Units were redeemed for 52,778 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.
Restricted Stock and Other Awards
Pursuant to the Company’s 2019 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of December 31, 2025, the remaining shares available under the Plan for future issuance was 1,014,061. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of December 31, 2025 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares(1)(2)	LTIP Units(3)	RSUs(4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2025	505,342	1,241,944	346,946	2,094,232	$15.76
Granted (5)	104,180	563,189	104,176	771,545	$13.17
Conversion to common stock	—	(23,198)	—	(23,198)	$17.60
Vesting of restricted shares and RSUs(6)	(85,500)	—	(1,442)	(86,942)	$15.20
Forfeited	(46,570)	(112,718)	(87,628)	(246,916)	$15.65
Outstanding, as of December 31, 2025	477,452	1,669,217	362,052	2,508,721	$15.07
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
(3)Includes 219,335 LTIP Units granted to the Company’s CEO, 90,909 LTIP Units granted to the Company's President, 67,138 LTIP Units to the Company's current CFO in connection with his hiring and 12,952 LTIP Units granted to the Company's former Chief Financial Officer, which vest over three years or cliff vest at the end of eight years. Also, includes 46,944 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years, 121,913 LTIP Units granted to certain other employees of the Company, certain of which vested fully on date of grant with the remaining vesting over three years or cliff vest at the end of eight years, and 3,998 LTIP Units granted to a consultant under the consultancy agreement with the Company, which shares will vest on June 30, 2026. 112,718 LTIP Units were cancelled in connection with the departure of the Company's former Chief Financial Officer for his long term incentive compensation.
(4)Includes 90,362 RSUs granted to certain officers and employees of the Company during the year ended December 31, 2025 subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2027. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 13,814 time-based RSUs issued for 2024 incentive bonuses to certain employees that vested fully on February 1, 2025, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria. 40,623 RSUs were cancelled in connection with the departure of the Company's former Chief Financial Officer for his long term incentive compensation.
(5)Modified restricted shares are treated as forfeited and re-granted at their new fair value

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(6)Includes 64,741 of restricted shares and RSUs that vested and 22,201 shares of restricted shares and RSUs that were withheld to satisfy minimum statutory withholding requirements.
In February 2026, the Company issued 169,431 LTIP Units to the Company’s CEO for his 2025 incentive bonus and his election to defer 100% of his 2026 annual salary and 91,287 LTIP Units to the Company’s President for his 2025 incentive bonus. LTIP Units issued to the Company’s CEO and President in lieu of cash compensation will cliff vest on the eighth anniversary of February 1, 2026.
In addition, in February 2026, the Company issued 48,092 restricted shares of Class A common stock for annual grants to employees and 11,325 RSUs, 72,822 LTIP units and 9,843 restricted shares of Class A common stock to other employees for their 2025 incentive bonus. RSUs reflect the right to receive shares of Class A common stock. RSUs and certain LTIP Units issued to employees for 2025 incentive bonuses vested fully on the date of grant. Certain restricted shares of Class A common stock issued to employees and consultants will vest in three equal, annual installments on each of the first three anniversaries of February 1, 2026, while other restricted shares of Class A common stock and LTIP Units issued to employees in lieu of cash compensation will cliff vest on the third or eighth anniversary of February 1, 2026. The Company also issued 1,129 restricted shares of Class A common stock in February 2026 to certain employees for work anniversaries, which shares vested fully on the date of grant.
In February 2026, the Company also issued an aggregate of 35,515 LTIP Units and 22,610 of restricted shares of Class A common stock to certain officers and employees of the Company. The LTIP Units and restricted shares of Class A common stock will vest in three equal, annual installments over the approximately three-year period ending February 1, 2029, subject to continued employment with the Company. In February 2026, the Company issued 71,041 RSUs to certain officers and employees of the Company. The RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2028. Such RSU recipients may earn up to 200% of the RSUs that were issued. Upon vesting pursuant to the terms of the RSUs, the RSUs that vest will be settled in shares of Class A common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of Class A common stock (for each share that vests) during the performance period of the RSUs.
During the year ended December 31, 2021, the Company issued 46,714 RSUs (the “2021 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2023. In February 2024, the Company's Corporate Governance and Compensation Committee (the "CGC Committee") determined that the Company's total stockholder return for such three-year performance period met the threshold performance hurdles for the 2021 Performance-Based Awards and, as a result, approved the payout of (i) 23,357 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.
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
During the year ended December 31, 2023, the Company issued 52,154 RSUs (the “2023 Performance-Based Awards”) to certain employees that were market-based awards and subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return goals and continued employment with the Company over the approximately three-year performance period ended December 31, 2025. In January 2026, the Company's CGC Committee determined that the Company's total stockholder return for such three-year performance period met the threshold performance hurdles for the 2023 Performance-Based Awards and, as a result, approved the payout of (i) 64,211 RSUs for such awards, which were settled using the Company’s shares of Class A common stock, and (ii) their cash dividends for the three-year performance period.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On June 18, 2025, the Company entered into a Transition and General Release Agreement with Robert B. Klein (the “Transition Agreement”), pursuant to which Mr. Klein expressed his intention to resign from his role as Chief Financial Officer of the Company but continued as an employee of the Company through June 30, 2025 (the “Separation Date,” the period from the Transition Date to the Separation Date is referred to as the “Transition Period”) and provide consulting services to the Company beginning on the day following the Separation Date until the date the Company files its Form 10-Q for the period ending June 30, 2025 (the “Completion Date” and such period, the “Consulting Period”). Mr. Klein continued serving as the Company’s principal financial officer through the end of the Consulting Period. Pursuant to the terms of the Transition Agreement, during the year ended December 31, 2025 , Mr. Klein received a gross amount equal to $500,000 paid in part by accelerating the vesting of 28,000 unvested awards (as determined in the Company’s sole discretion) (the “Selected Awards”), with the remainder paid in cash. On June 18, 2025, the Company revalued Mr. Klein's Selected Awards and recognized the fair value of the modified award less compensation cost previously recognized over his remaining requisite service period. The Company recognized $0.4 million in compensation expense related to the modification of Mr. Klein’s Selected Awards for the year ended December 31, 2025. Additionally, the Company recaptured $1.0 million in compensation expense related to the cancellation of Mr. Klein's remaining awards for the year ended December 31, 2025.
During the year ended December 31, 2025, the Company recognized compensation expense of $5.6 million and $0.7 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively, related to all awards. During the year ended December 31, 2024, the Company recognized compensation expense of $5.8 million and $0.5 million in “General and administrative expenses” and "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income, respectively.
The fair value of restricted shares that vested during the years ended December 31, 2025 and 2024 was $1.2 million and $1.6 million, respectively. The weighted average grant date fair value for awards issued in 2025 and 2024 was $13.17 and $14.29, respectively. As of December 31, 2025, there was $17.2 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.6 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company established the Postal Realty Trust, Inc. 2019 Qualified Employee Stock Purchase Plan (“ESPP”), which allows the Company’s employees to purchase shares of the Company’s Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of December 31, 2025 and 2024, 73,990 and 58,569 shares have been issued under the ESPP since commencement, respectively. During the years ended December 31, 2025 and 2024, the Company recognized compensation expense of $0.06 million and $0.03 million, respectively, related to ESPP.
Note 12. Commitments and Contingencies
As of December 31, 2025, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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

Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the Consolidated Financial Statements, the following events occurred subsequent to December 31, 2025:

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company's Board of Directors approved, and on January 29, 2026, the Company declared a fourth quarter 2025 common stock dividend of $0.245 per share, which is payable on February 27, 2026 to stockholders of record as of February 13, 2026.
On February 20, 2026, the Company entered into the Commitment Amount Increase Request (the "Commitment Increase") pursuant to which (i) the Revolving Credit Facility was increased to $250.0 million in the aggregate, (ii) the 2028 Term Loan was increased to $190.0 million in the aggregate (all of which has been advanced to the Company) and (iii) The Bank of Nova Scotia was added as a lender under the Credit Agreement. As of February 24, 2026, and after giving effect to the Commitment Increase, (1) $50.0 million remains under the Revolving Credit Facility accordion, (2) $85.0 million remains under the accordion for the Term Loan and (3) the Company had $31.0 million drawn on the Revolving Credit Facility.
As of February 24, 2026 and during the period subsequent to December 31, 2025, the Company closed on the acquisitions of 28 properties for approximately $10.3 million, excluding closing costs.
In addition, as of February 24, 2026 and during the period subsequent to December 31, 2025, the Company had entered into definitive agreements to acquire 13 properties for approximately $2.5 million. The majority of these transactions are anticipated to close during the first and second quarters of 2026, subject to the satisfaction of customary closing conditions. However, the Company can provide no assurances that the properties will be consummated on the terms of timeframe described herein, or at all.
As of February 24, 2026 and during the period subsequent to December 31, 2025, the Company issued 512,421 shares of its Class A common stock under the ATM Program for gross proceeds of approximately $8.6 million. In addition, as of February 24, 2026, the Company entered into forward sales transactions under the ATM Program for the sale of 1,990,113 shares of its Class A common stock, none of which have been settled to date.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer have concluded, as of December 31, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
10b5-1 Plan Arrangements
On December 2, 2025, Jeremy Garber, our President, entered into a pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, Mr. Garber can sell up to 15,000 shares of our Class A common stock between March 4, 2026 and March 3, 2027, subject to price and trading limitations under the plan.

Commitment Amount Increase

On February 20, 2026, we entered into the Commitment Amount Increase Request (the "Commitment Increase") pursuant to which (i) the Revolving Credit Facility was increased to $250.0 million in the aggregate, (ii) the 2028 Term Loan was increased to $190.0 million in the aggregate (all of which has been advanced to the Company) and (iii) The Bank of Nova

Scotia was added as a lender under the Credit Agreement. As of February 24, 2026, and after giving effect to the Commitment Increase, (1) $50.0 million remains under the Revolving Credit Facility accordion and (2) $85.0 million remains under the accordion for the Term Loan.

The foregoing summary of the terms of the Commitment Increase is only a brief descriptions of certain terms therein and does not purport to be complete descriptions of the rights and obligations of the parties thereunder. The Commitment Increase is attached as Exhibit 10.32 to this Annual Report on Form 10-K and is incorporated herein by reference into this Item 9B.

ATM Program Update

On February 24, 2026, we entered into separate open market sale agreements under our ATM Program (the “Additional Sale Agreements”) with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association and The Bank of Nova Scotia, as additional forward purchasers, and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser).

The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of our Class A common stock by us through J.P. Morgan and ScotiaBank, we may also enter into one or more forward sale agreements under a master forward confirmation (the “Master Confirmation”) and related supplemental confirmation, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia.

The Additional Sale Agreements, including the Master Confirmation, have the same terms as our existing open market sale agreements (each as amended from time to time, the “Existing Sale Agreements,” and together with the Additional Sale Agreements, the “Sale Agreements”), dated November 4, 2022 with each of Jefferies LLC (“Jefferies”) Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Truist Securities, Inc. (“Truist”), as sales agents, each of Jefferies, Stifel and Truist Bank, as forward purchasers, and each of Jefferies, Stifel and Truist as forward sellers, and dated November 4, 2024 with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc., as sales agents, Mizuho Markets Americas LLC, as forward purchaser, and Mizuho as forward seller.

On February 24, 2026, we also entered into an amendment (the “Amendment”) to each of the Existing Sales Agreements. The Amendment increases the aggregate offering amount under the Existing Sales Agreements from up to $150.0 million to up to $300.0 million.

The foregoing summary of the terms of the Additional Sale Agreements, the Master Confirmations and the Amendment are only brief descriptions of certain terms therein and do not purport to be complete descriptions of the rights and obligations of the parties thereunder. A form of the Sale Agreement, which was signed by each sales agent, forward purchaser and forward seller, is filed as Exhibit 1.1 and a form of Master Confirmation, which was signed by each forward purchaser, is filed as Exhibit 1.2. to our Current Report on Form 8-K filed on November 4, 2022 and are incorporated by reference into this Item 9.B. Forms of the Amendment are attached as Exhibits 10.39 and 10.40 to this Annual Report on Form 10-K and are incorporated by reference into this Item 9B.

The legal opinion of Venable LLP relating to the legality of the issuance and sale of the additional shares of Class A common stock pursuant to the Amendment and the Additional Sale Agreements is attached as Exhibit 5.1 to this Annual Report on Form 10-K.

Transactions by the company in its own securities are monitored by internal and external legal counsel for compliance with applicable securities laws.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2026 annual stockholders’ meeting.
We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K. Transactions by the Company involving company securities are monitored by internal and external legal counsel for compliance with applicable securities laws.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2026 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2026 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2026 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2026 annual stockholders’ meeting.

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
(3)Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 56 and is incorporated herein by reference.

Postal Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2025

	Number of Properties (1)	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at Close of Period (3)			Accumulated Depreciation	Date Acquired	Depreciable Life (Yrs) (4)
State/Territory			Land	Buildings & Improvements		Land	Buildings & Improvements	Total
Alabama	35	—	3,930	21,347	287	3,930	21,634	25,564	(2,575)	2013-2025	40
Alaska	2	—	302	732	—	302	732	1,034	(33)	2018-2024	40
Arizona	19	—	2,483	10,750	26	2,483	10,776	13,259	(733)	2021-2025	40
Arkansas	39	—	1,929	6,966	58	1,929	7,024	8,953	(1,362)	2013-2025	40
California	41	—	16,819	27,316	354	16,808	27,683	44,491	(2,741)	2019-2025	40
Colorado	33	—	4,228	16,005	115	4,228	16,120	20,348	(2,074)	2019-2025	40
Connecticut	15	—	3,309	8,894	163	3,309	9,057	12,366	(924)	2013-2025	40
Delaware	3	—	361	799	16	361	815	1,176	(100)	2020-2023	40
Florida	50	—	11,760	28,057	982	11,760	29,039	40,799	(2,334)	2013-2025	40
Georgia	43	—	2,957	11,584	299	2,957	11,883	14,840	(1,287)	2013-2025	40
Hawaii	1	—	1,810	1,447	168	1,810	1,615	3,425	(202)	2021	40
Idaho	14	—	646	5,393	—	646	5,393	6,039	(448)	2013-2025	40
Illinois	99	—	2,155	14,393	643	2,155	15,036	17,191	(1,592)	2013-2025	40
Indiana	37	—	1,651	9,424	1,333	1,920	10,492	12,412	(1,142)	2019-2025	40
Iowa	43	—	1,003	7,470	256	1,003	7,726	8,729	(1,057)	2013-2025	40
Kansas	40	—	1,240	11,434	3,429	1,240	14,863	16,103	(1,576)	2013-2025	40
Kentucky	28	—	1,196	4,649	54	1,196	4,703	5,899	(619)	2013-2025	40
Louisiana	41	—	2,828	10,384	214	2,828	10,598	13,426	(1,792)	2013-2025	40
Maine	55	—	3,416	7,604	423	3,416	8,027	11,443	(912)	2013-2025	40
Maryland	13	—	2,179	4,119	37	2,179	4,156	6,335	(386)	2013-2025	40
Massachusetts	28	—	16,772	22,683	154	16,772	22,837	39,609	(2,916)	2007-2025	40
Michigan	79	—	3,700	14,896	765	3,700	15,661	19,361	(2,260)	2011-2025	40
Minnesota	77	280	1,981	16,867	639	1,981	17,506	19,487	(1,835)	2013-2025	40
Mississippi	35	—	1,930	8,496	219	1,930	8,715	10,645	(1,172)	2013-2025	40
Missouri	47	—	1,559	8,287	311	1,559	8,598	10,157	(1,302)	2013-2025	40
Montana	16	1,400	739	5,221	139	739	5,360	6,099	(657)	2013-2024	40
Nebraska	42	—	1,157	6,473	129	1,157	6,602	7,759	(528)	2013-2025	40
Nevada	5	—	591	3,301	—	591	3,301	3,892	(388)	2013-2023	40
New Hampshire	8	—	519	1,231	18	519	1,249	1,768	(193)	2019-2022	40
New Jersey	11	—	1,242	4,585	65	1,242	4,650	5,892	(365)	2019-2024	40
New Mexico	12	—	1,419	4,469	—	1,419	4,469	5,888	(295)	2019-2025	40
New York	81	—	7,511	27,084	409	7,511	27,493	35,004	(2,537)	2019-2025	40
North Carolina	73	—	8,800	24,050	496	8,800	24,546	33,346	(3,423)	2013-2025	40
North Dakota	26	—	250	2,487	26	250	2,513	2,763	(406)	2013-2025	40
Ohio	59	844	4,173	19,067	786	4,173	19,853	24,026	(2,456)	2006-2025	40
Oklahoma	76	—	2,581	14,080	347	2,581	14,427	17,008	(2,215)	2013-2025	40
Oregon	11	—	3,085	6,555	27	3,085	6,582	9,667	(448)	2020-2024	40
Pennsylvania	109	31,634	9,755	68,848	877	9,755	69,725	79,480	(10,890)	2005-2025	40
Puerto Rico	2	—	517	635	—	517	635	1,152	(45)	2022-2025	40
South Carolina	35	—	2,966	9,993	1,252	2,966	11,245	14,211	(1,059)	2019-2025	40
South Dakota	27	—	549	3,676	(16)	541	3,668	4,209	(489)	2013-2024	40
Tennessee	36	—	3,645	12,420	118	3,645	12,538	16,183	(1,701)	2013-2025	40
Texas	133	—	9,140	37,143	923	9,140	38,066	47,206	(5,334)	2005-2025	40
Utah	4	—	238	1,570	—	238	1,570	1,808	(179)	2020-2024	40
Vermont	22	—	1,556	5,374	171	1,556	5,545	7,101	(594)	2019-2025	40
Virginia	38	—	3,466	15,516	227	3,466	15,743	19,209	(1,595)	2019-2025	40
Washington	14	—	1,800	5,519	29	1,800	5,548	7,348	(370)	2013-2025	40
West Virginia	53	—	1,479	10,602	145	1,479	10,747	12,226	(1,050)	2019-2025	40
Wisconsin	94	—	3,125	20,171	1,031	3,125	21,202	24,327	(3,836)	2005-2025	40
Wyoming	11	—	788	4,073	—	788	4,073	4,861	(342)	2013-2025	40
	1,915	$34,158	$163,235	$594,139	$18,144	$163,485	$612,039	$775,524	$(74,769)

Explanatory Notes:
(1) Excludes two properties accounted for as direct financing leases.
(2) Includes casualty and impairment losses of real estate.
(3) The aggregate cost for Federal Income Tax purposes was approximately $789.4 million as of December 31, 2025.

(4) Estimated useful life for buildings.
The following table reconciles real estate for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Beginning Balance	$648,206	$556,521
Acquisitions	122,919	92,910
Capital improvements	7,125	2,755
Casualty and impairment losses	(1,071)	(454)
Cost of property sold	(1,632)	(3,517)
Write-offs	—	(31)
Other	(23)	22
Ending Balance	$775,524	$648,206
Explanatory Note:
(1)Other includes reclassification adjustments.
The following table reconciles accumulated depreciation for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Beginning Balance	$(58,175)	$(43,791)
Depreciation expense	(16,793)	(14,492)
Properties sold	133	40
Write-offs and other	66	68
Ending Balance	$(74,769)	$(58,175)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, dated as of May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 27, 2019).
3.2	Amended and Restated Bylaws of the Company, effective as of August 4, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023).
4.1	Form of Certificate of Class A Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).
4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 27, 2020).

5.1	Opinion of Venable LLP as to the validity of the Shares.*
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

Exhibit Number	Description
10.24	Form of 2019 Equity Incentive Plan Stock Award Agreement and Notice (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
10.25	Form of 2019 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
10.26	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11/A filed on May 7, 2019).†
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

10.32
Commitment Amount Increase Request, dated February 20, 2026, by and among Postal Realty LP, Truist Bank, as administrative agent, and the several banks and financial institutions party thereto as lender.*

10.33
Open-End Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of December 18, 2020, by and among Thorn Hill Postal Realty Holdings LLC, The United States Life Insurance Company in the City of New York and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

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

10.37
Suretyship Agreement, dated December 18, 2020, in favor of The United States Life Insurance Company in the City of New York and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

10.38
Transition and General Release Agreement dated June 18, 2025, by and between the Company and Robert Klein (incorporation by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 18, 2025).

10.39	Form of Amendment to the Open Market Sale Agreement (Forward).*
10.40	Form of Non-Forward Open Market Sale Agreement Amendment.*
19.1	Insider Trading Policy. *
21.1	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of Venable LLP (included in Exhibit 5.1).*
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 29, 2024).
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**

Exhibit Number	Description
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

POSTAL REALTY TRUST, INC.

Date: February 24, 2026	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Spodek	Chief Executive Officer and Director	February 24, 2026
Andrew Spodek	(Principal Executive Officer)

/s/ Stephen Bakke	Chief Financial Officer	February 24, 2026
Stephen Bakke	(Principal Financial Officer)

/s/ Matt Brandwein	Executive Vice President, Chief Accounting Officer	February 24, 2026
Matt Brandwein	(Principal Accounting Officer)

/s/ Patrick Donahoe	Independent Director, Chair of	February 24, 2026
Patrick Donahoe	Board of Directors

/s/ Barry Lefkowitz	Independent Director	February 24, 2026
Barry Lefkowitz

/s/ Jane Gural-Senders	Independent Director	February 24, 2026
Jane Gural-Senders

/s/ Anton Feingold	Independent Director	February 24, 2026
Anton Feingold