Form 10-Q
period 2026-03-31
Postal Realty Trust, Inc.
filed 2026-05-05
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 5, 2026, the registrant had 27,623,858 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	March 31, 2026	December 31, 2025
Assets
Investments:
Real estate properties, at cost:
Land	$171,932	$163,485
Building and improvements	630,911	603,390
Tenant improvements	8,889	8,649
Total real estate properties, at cost	811,732	775,524
Less: Accumulated depreciation	(79,394)	(74,769)
Total real estate properties, net	732,338	700,755
Investment in financing leases, net	15,821	15,851
Total real estate investments, net	748,159	716,606
Cash	1,256	1,454
Escrow and reserves	1,534	643
Rent and other receivables	4,532	5,232
Prepaid expenses and other assets, net	11,847	11,800
Goodwill	1,536	1,536
Deferred rent receivable	6,353	5,373
Lease intangible assets, net	17,326	16,413
Total Assets	$792,543	$759,057

Liabilities and Equity
Liabilities:
Term loans, net	$303,412	$288,313
Revolving credit facility	49,000	39,000
Secured borrowings, net	33,723	33,828
Accounts payable, accrued expenses and other, net	15,137	18,597
Below market leases, net	20,819	19,758
Total Liabilities	422,091	399,496
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 27,623,858 and 26,849,381 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	277	268
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	367,178	358,001
Accumulated other comprehensive income	1,871	954
Accumulated deficit	(77,163)	(74,024)
Total Stockholders’ Equity	292,163	285,199
Operating partnership unitholders’ non-controlling interests	78,289	74,362
Total Equity	370,452	359,561
Total Liabilities and Equity	$792,543	$759,057
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$26,114	$21,480
Fee and other	534	670
Total revenues	26,648	22,150

Operating expenses:
Real estate taxes	3,069	2,649
Property operating expenses	2,816	2,461
General and administrative	5,386	4,936
Casualty and impairment (gains) losses, net	(263)	150
Depreciation and amortization	6,402	5,624
Total operating expenses	17,410	15,820

Loss on sale of real estate assets	—	(49)

Income from operations	9,238	6,281

Other income	—	30

Interest expense, net:
Contractual interest expense	(4,124)	(3,437)
Write-off and amortization of deferred financing fees and amortization of debt discount	(253)	(211)
Interest income	—	6
Total interest expense, net	(4,377)	(3,642)

Income before income tax expense	4,861	2,669
Income tax expense	(23)	(14)

Net income	4,838	2,655
Net income attributable to operating partnership unitholders’ non-controlling interests	(1,012)	(573)

Net income attributable to common stockholders	$3,826	$2,082

Net income per share:
Basic	$0.11	$0.06
Diluted	$0.11	$0.06
Weighted average common shares outstanding:
Basic	27,071,695	23,216,150
Diluted	27,313,093	23,216,150
Comprehensive income (loss):
Net income	$4,838	$2,655
Unrealized gain (loss) on derivative instruments	1,160	(2,844)
Comprehensive income (loss)	5,998	(189)
Comprehensive (income) loss attributable to operating partnership unitholders’ non-controlling interests	(1,255)	41
Comprehensive income (loss) attributable to common stockholders	$4,743	$(148)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance - December 31, 2025	26,876,587	$268	$358,001	$954	$(74,024)	$285,199	$74,362	$359,561
Net proceeds from sale of common stock	663,735	7	11,226	—	—	11,233	—	11,233
Issuance of operating partnership units ("OP Units") in connection with acquisition transactions	—	—	—	—	—	—	743	743
Shares issued upon redemption of OP Units	5,413	—	72	—	—	72	(72)	—
Issuance and amortization of equity-based compensation	152,542	2	873	—	—	875	1,680	2,555
Issuance and amortization under ESPP	5,444	—	85	—	—	85	—	85
Repurchase of common stock for tax withholding obligations	(52,657)	—	(940)	—	—	(940)	—	(940)
Dividends and distributions	—	—	—	—	(6,965)	(6,965)	(1,818)	(8,783)
Unrealized gain on derivative instruments	—	—	—	917	—	917	243	1,160
Net income	—	—	—	—	3,826	3,826	1,012	4,838
Reallocation of non-controlling interest	—	—	(2,139)	—	—	(2,139)	2,139	—
Balance - March 31, 2026	27,651,064	$277	$367,178	$1,871	$(77,163)	$292,163	$78,289	$370,452

Balance - December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498
Net proceeds from sale of common stock	139,626	1	1,819	—	—	1,820	—	1,820
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	1,026	1,026
Issuance and amortization of equity-based compensation, net of forfeitures	77,623	1	817	—	—	818	1,514	2,332
Issuance and amortization under ESPP	5,527	—	77	—	—	77	—	77
Repurchase of common stock for tax withholding obligations	(21,092)	—	(277)	—	—	(277)	—	(277)
Dividends and distributions	—	—	—	—	(5,761)	(5,761)	(1,621)	(7,382)
Unrealized loss on derivative instruments	—	—	—	(2,229)	—	(2,229)	(615)	(2,844)
Net income	—	—	—	—	2,082	2,082	573	2,655
Reallocation of non-controlling interest	—	—	(2,336)	—	—	(2,336)	2,336	—
Balance - March 31, 2025	23,723,377	$237	$310,131	$3,001	$(67,890)	$245,479	$69,426	$314,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,838	$2,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,402	5,624
Write-off and amortization of deferred financing fees and debt discounts	253	211
Amortization of above/below market leases	(834)	(742)
Amortization of intangible liability	(62)	(88)
Casualty and impairment losses	27	435
Loss on sale of real estate assets	—	49
Gain on insurance proceeds received for damage due to property	(157)	—
Equity based compensation	2,552	2,351
Deferred rent receivable	(980)	(515)
Other	(3)	(6)
Changes in assets and liabilities:
Rent and other receivables	729	1,725
Prepaid expenses and other assets	1,216	683
Accounts payable, accrued expenses and other	(3,044)	(1,564)
Net cash provided by operating activities	10,937	10,818

Cash flows from investing activities:
Acquisition of real estate	(34,635)	(15,140)
Proceeds from sale of real estate assets	—	825
Escrows for acquisition deposits	(240)	(653)
Capital improvements	(1,092)	(660)
Insurance proceeds related to property damage claims	157	—
Other investing activities	(19)	(130)
Net cash used in investing activities	(35,829)	(15,758)

Cash flows from financing activities:

Repayments of secured borrowings	(112)	(104)
Proceeds from term loans	15,000	—
Proceeds from revolving credit facility	30,000	17,000
Repayments of revolving credit facility	(20,000)	(7,000)
Net proceeds from issuance of shares	11,256	1,890
Debt issuance costs	(648)	(5)
Proceeds from issuance of ESPP shares	68	61
Repurchase of common stock for tax withholding obligations	(940)	(331)
Dividends and distributions	(8,776)	(7,382)
Other financing activities	(263)	(167)
Net cash provided by financing activities	25,585	3,962

Net increase (decrease) in Cash and Escrows and Reserves	693	(978)
Cash and Escrows and Reserves at the beginning of period	2,097	2,543
Cash and Escrow and Reserves at the end of period	$2,790	$1,565

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	743	1,026
Unrealized gain (loss) on derivative instruments, net	1,160	(2,844)
Reallocation of non-controlling interest	2,139	2,336
Reclassification of acquisition deposits included in prepaid expenses and other assets	263	197

Accrued capital expenditures included in accounts payable and accrued expenses	496	465
Accrued deferred financing costs included in accounts payable and accrued expenses	93	—
Reclassification of construction deposits included in prepaid expenses and other assets	77	38
Accrued costs of capital included in accounts payable and accrued expenses	76	72
Shares issued upon redemption of operating partnership units	72	—
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of March 31, 2026, the Company held an approximately 78.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of March 31, 2026, the Company owned a portfolio of 1,978 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
In addition, through its taxable REIT subsidiary (“TRS”), Real Estate Asset Counseling, LLC (“REAC”), the Company provides fee-based third-party property management services for an additional 322 postal properties, which are owned by Andrew Spodek, the Company's chief executive officer ("CEO"), and his affiliates, and certain advisory services to third-party owners of postal properties.

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
This interim financial information should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2026. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. As discussed in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company’s most significant assumptions and estimates are related to the valuation of investments in real estate properties and impairment of long-lived assets. Although management believes its estimates are reasonable, actual results could differ from those estimates.
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

Deferred Costs and Discounts

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's Amended and Restated Credit Agreement, dated September 19, 2025 (as amended from time-to-time, the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the net unamortized debt discounts were $0.2 million.

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Cash	$1,256	$1,454
Escrows and reserves:
Maintenance and other reserves	995	323
Real estate tax reserve	403	230
ESPP reserve	136	90
Total escrows and reserves	$1,534	$643
Cash and escrows and reserves	$2,790	$2,097
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of March 31, 2026 and December 31, 2025. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values as of March 31, 2026 and December 31, 2025 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of March 31, 2026 and December 31, 2025, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $29.8 million and $30.0 million as compared to the principal balance of $34.0 million and $34.2 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s interest rate swap derivative assets was approximately $2.6 million and $2.1 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.5 million and $1.1 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of March 31, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2026 and current estimates of fair value may differ significantly from the amounts presented herein.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Assets Held for Sale

The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. There were no properties classified as held for sale as of March 31, 2026 and December 31, 2025.
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

During the three months ended March 31, 2026, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.03 million, which is included in "Casualty and impairment (gains) losses, net" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company uses the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. No impairment was recorded for the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0)% and the terminal capitalization rate (10.0)%. The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment (gains) losses, net" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
Concentration of Credit Risks
As of March 31, 2026, the Company’s properties were leased primarily to a single tenant, the USPS. For the three months ended March 31, 2026, there was no geographic concentration of credit risk that exceeded 10% of the Company’s total rental income. For the three months ended March 31, 2025, approximately 11.0% of the Company's total rental income, or $2.4 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.

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

The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sale agreement, if the Company elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s earnings per share.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of March 31, 2026 and 2025, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 expands eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

Note 3. Real Estate Transactions
The Company’s acquisitions for the three months ended March 31, 2026 and 2025 were allocated to separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition.
2026 Activity - During the three months ended March 31, 2026, the Company acquired 61 properties (including 12 properties acquired from a related party. See Note 9. Related Party Transactions for further details) in various states in individual or portfolio transactions for a combined purchase price of $34.6 million, or a total cost of $35.6 million including capitalized acquisition costs, which were funded with both the issuance of OP Units to the sellers (valued at approximately $0.7 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Of the total acquisition cost, $8.5 million was allocated to land, $26.4 million was allocated to buildings and improvements, $2.7 million was allocated to intangible assets pertaining to the in-place lease intangibles and above market lease value and $(2.0) million was allocated to intangible liabilities for the below market lease value,

2025 Activity - During the three months ended March 31, 2025, the Company acquired 36 properties for a combined purchase price of $15.8 million, or a total cost of $16.3 million including capitalized acquisition costs which were funded with both the issuance of OP Units to the sellers (valued at approximately $1.0 million using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Of the total acquisition cost, $4.0 million was allocated to land, $12.7 million was allocated to buildings and improvements, $1.2 million was allocated to intangible assets pertaining to the in-place lease intangibles and above market lease value, $(1.4) million was allocated to intangible liabilities for the below market lease value and $(0.1) million for unfavorable operating leases with purchase options that is included in “Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.

Casualty and Impairment (Gains) Losses, Net

During the three months ended March 31, 2026, the Company recognized $0.1 million in gross charges primarily related to the estimated net book value of several properties damaged and related repairs and other costs, offset by an estimated $0.4 million of related insurance claims, of which $0.2 million are included in "Rent and other receivables" on the Consolidated Balance Sheets, that the Company believes is probable it will recover, resulting in a net charge of $(0.3) million included within “Casualty and impairment (gains) losses, net” on the Consolidated Statement of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2025, the Company recognized $0.5 million in gross charges primarily related to the net book value of two properties damaged and related repairs, partially offset by an estimated $0.4 million of related insurance claims, that are included in "Rent and other receivables" on the Consolidated Balance Sheets, that the Company believes is probable it will recover, resulting in a net charge of $0.1 million included within "Casualty and impairment (gains) losses, net" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets and any related expenses incurred, the excess will be reflected as income in the period those amounts are determinable and approved by the insurance company.
No determination has been made as to the total amount of timing of insurance payments that may be received as a result of the events.
Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
March 31, 2026:
In-place lease intangibles	$63,067	$(47,717)	$15,350
Above-market leases	2,699	(723)	1,976
Sub total - Lease intangible assets	65,766	(48,440)	17,326
Other intangibles	(1,040)	527	(513)
Below-market leases	(38,113)	17,294	(20,819)

December 31, 2025:
In-place lease intangibles	$60,564	$(45,973)	$14,591
Above-market leases	2,463	(641)	1,822
Sub total - Lease intangible assets	63,027	(46,614)	16,413
Other intangibles	(1,139)	564	(575)
Below-market leases	(36,135)	16,377	(19,758)
Amortization of in-place lease intangibles was $1.7 million for the three months ended March 31, 2026 and $1.7 million for the three months ended March 31, 2025, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Amortization of acquired above-market leases was $0.08 million and $0.03 million for each of the three months ended March 31, 2026 and 2025, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of other intangibles was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and is included in "Rental income" in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of acquired below-market leases was $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Other intangibles	Below-market leases
2026-Remaining	$4,546	$270	$(171)	$(2,605)
2027	3,909	315	(141)	(2,876)
2028	2,572	277	(74)	(2,398)
2029	1,784	259	(58)	(2,089)
2030	1,153	220	(33)	(1,920)
Thereafter	1,386	635	(36)	(8,931)
Total	$15,350	$1,976	$(513)	$(20,819)
Note 5. Debt
The following table summarizes the Company’s indebtedness as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Outstanding Balance as of March 31, 2026	Outstanding Balance as of December 31, 2025	Interest Rate at March 31, 2026	Maturity Date
Revolving Credit Facility(1)	$49,000	$39,000	SOFR+148 bps(2)	November 2029
2030 Term Loan (formerly 2021 Term Loan)(1)	115,000	115,000	SOFR+143 bps(2)	January 2030
2028 Term Loan (formerly 2022 Term Loan)(1)	190,000	175,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	276	280	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
AIG(6)	30,118	30,225	2.80%	January 2031
Seller Financing - 2024 (7)	1,400	1,400	5.00%	September 2039
Total Principal	388,047	363,158
Unamortized deferred financing costs	(1,714)	(1,817)
Unamortized debt discount	(198)	(200)
Total Debt	$386,135	$361,141

Explanatory Notes:
(1)The Company entered into a Credit Agreement, on August 9, 2021, as amended from time-to-time (the "Prior Credit Facilities") which included a (i) $150.0 million Revolving Credit Facility. (ii) $75.0 million unsecured term loan and (iii) $175.0 million senior unsecured delayed draw term loan. On September 19, 2025, the Company amended and restated the Prior Credit Facilities in their entirety to provide for a (1) $150.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (2) $290 million term loan facility consisting of a (I) $175.0 million delayed drawn term loan (the "2028 Term Loan"), all of which was previously advanced to the Company under the Prior Credit Facilities and (II) $115.0 senior unsecured term loan (the “2030 Term Loan,” and, collectively with the 2028 Term Loan, the "Term Loans"). On February 20, 2026, the Company entered into the Commitment Amount Increase Request (the "Commitment Increase") pursuant to which (i) the Revolving Credit Facility was increased to $250.0 million in the aggregate, (ii) the 2028 Term Loan was increased to $190.0 million in the aggregate (all of which was advanced to the Company) and (iii) The Bank of Nova Scotia was added as a lender under the Credit Facilities.

(2)The Credit Facilities include an accordion feature which permits the Company to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $100.0 million under the Term Loans, subject to customary terms and conditions. As of March 31, 2026, and after giving effect to the Commitment Increase, (1) $50.0 million remains under the Revolving Credit Facility accordion and (2) $85.0 million remains under the accordion for the Term Loans. The Revolving Credit Facility matures in November 2029, the 2030 Term Loan matures in January 2030 and the 2028 Term Loan matures in February 2028. Each of the Revolving Credit Facility and the 2030 Term Loan Facility may be extended for one twelve-month period at the Company's sole option. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants.
During the three months ended March 31, 2026 and 2025, the Company incurred $0.08 million and $0.06 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of March 31, 2026, the Company was in compliance with all of the Credit Facilities’ debt covenants. In addition, due to the amendment of the Credit Facilities in September 2025, during the year ended December 31, 2025, the Company recognized a loss on extinguishment of debt of $0.1 million, which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our Prior Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.
(2)Based upon the applicable SOFR rate (subject to a 0% floor), plus, solely for periods prior to the CF Closing Date, a SOFR adjustment of 0.10% (such rate, as of any date of determination, the “Adjusted Term SOFR”). Due to the Company's achievement of certain sustainability targets, the Adjusted Term SOFR includes a 0.02% decrease for the fiscal year ended December 31, 2026.
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
(6)The loan is secured by a first mortgage lien on an industrial property located in Warrendale, Pennsylvania. The loan has a fixed interest rate of 2.80% with interest-only payments for the first five years (ended in January 2026) and fixed payments of principal and interest thereafter based on a 30-year amortization schedule.
(7)In connection with the acquisition of two properties, the Company obtained seller financing secured by the properties in the amount of $1.4 million based on a fixed interest rate of 5.00% with interest-only payments through September 1, 2039.
The weighted average maturity date for the Company's indebtedness as of March 31, 2026 and December 31, 2025 was approximately 3.0 years and 3.3 years, respectively.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The scheduled principal repayments of indebtedness as of March 31, 2026 are as follows (in thousands):

Year Ending December 31,	Amount
2026 - Remaining	$525
2027	777
2028	190,804
2029	49,831
2030	115,861
Thereafter	30,249
Total	$388,047
Note 6. Derivatives and Hedging Activities

As of March 31, 2026, the Company had 11 interest rate swaps with a total notional amount of $290.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities:

Notional Amount ($ in thousands)	Fixed Rate (1)	Effective Date	Maturity Date
$50,000	2.171%	May 2022	January 2027
$25,000	4.117%	May 2022	February 2028
$25,000	4.117%	May 2022	February 2028
$25,000	4.690%	July 2022	February 2028
$40,000	4.832%	December 2022	February 2028
$25,000	5.636%	July 2023	January 2027
$10,000	5.949%	September 2023	February 2028
$40,000	5.171%	October 2024	February 2028
$10,000	5.452%	November 2024	February 2028
$10,000	4.735%	September 2025	January 2030
$30,000	4.703%	September 2025	January 2030

Explanatory Note:
(1)Reflects the all-in effective interest rate for the specified portion of the Term Loans hedged by the interest rate swaps.

The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $1.7 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2026	2025
Amount of gain (loss) recognized on derivative in "Accumulated other comprehensive income"	$1,675	$(1,961)
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$515	$883

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income (Loss), in which the effects of cash flow hedges are recorded, totaled $4.4 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company also had derivatives in a liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2026, it could have been required to settle its obligations under the agreements of any interest rate swap in a liability position for approximately $0.5 million, which is at their termination value.
Note 7. Leases
Lessor Accounting
As of March 31, 2026, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through December 31, 2038. Certain leases had expired and were in holdover status as of March 31, 2026 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Fixed payments	$23,091	$18,661
Variable payments	3,023	2,819
	$26,114	$21,480

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be received as of March 31, 2026 (excluding base rental payments from properties classified as held for sale under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)
2026 - Remaining	$64,901
2027	77,031
2028	65,821
2029	57,074
2030	49,019
Thereafter	179,408
Total	$493,254
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of March 31, 2026, the leases at eight of the Company's properties was expired and the USPS was occupying such property as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of March 31, 2026, operating leases for 94 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices(1), in each case as of dates set forth in the lease. As of March 31, 2026, 88 of these properties had an aggregate carrying value of approximately $67.9 million with an aggregate purchase option price of approximately $91.0 million and the remaining six properties had an aggregate carrying value of approximately $7.3 million with purchase options exercisable at fair market value.
Explanatory Notes:
(1) Properties with more than one calculation method are categorized based on the lowest valuation method.

Investment in Financing Leases, Net

As of March 31, 2026 and December 31, 2025, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of March 31, 2026 and December 31, 2025 are summarized in the table below (in thousands):

	As of March 31, 2026	As of December 31, 2025

Total minimum lease payment receivable	$29,519	$29,803
Less: unearned income	(13,698)	(13,952)
Investment in financing leases, net	$15,821	$15,851

Revenue earned under direct financing leases for each of the three months ended March 31, 2026 and 2025 were $0.3 million, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Future lease payments to be received under the Company’s direct financing leases as of March 31, 2026 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount

2026 – Remaining	$853
2027	1,137
2028	1,137
2029	1,137
2030	1,075
Thereafter	24,180
Total	$29,519
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of March 31, 2026, these leases had remaining terms, including renewal options, of 2.1 years to 56.8 years and a weighted average remaining lease term of 18.6 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
ROU asset – operating leases	$2,175	$2,236
Lease liability – operating leases	$2,013	$2,064
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
Operating lease expense for the three months ended March 31, 2026 and 2025 was $0.09 million. See Note 9. Related Party Transactions for more details.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2026 for the next five years and thereafter are as follows (in thousands):

2026 — Remaining	$245
2027	333
2028	335
2029	341
2030	89
Thereafter	1,953
Total future minimum lease payments	3,296
Interest discount	(1,283)
Total	$2,013
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC has generated income, resulting in federal and state corporate income tax liability for REAC. For the three months ended March 31, 2026 there was no income tax expense related to REAC. For the three months ended March 31, 2025 there was $0.01 million of income tax expense related to REAC.
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

The Amended Management Agreements provide that, as of April 1, 2025, the initial management fee to be received by REAC is equal to 4.0% per annum of each property’s gross revenue, payable quarterly. Each successive April 1, the management fee will be increased to 102.5% of the management fee previously in effect. The initial term of the Amended Management Agreements is through March 31, 2030 (the “Initial Term”), unless terminated earlier. After the Initial Term, the Amended Management Agreements will be automatically renewed for successive one-year terms, unless either party provides 30 days' advance notice of non-renewal. Furthermore, beginning October 1, 2025, the Amended Management Agreements may be terminated by either party at any time upon 60 days’ notice to the other party. The Amended Management Agreements also provide that, to the extent REAC provides services in connection with the financing of managed properties, REAC shall be entitled to an additional $5,000 fee per property being financed, whether such properties are financed individually, as part of a portfolio or pooled, provided that the total fees payable shall not exceed $50,000 per financing transaction. The Amended Management Agreements were unanimously approved by an independent Special Committee of the Company's Board of Directors (the “Board”) consisting of all members of the Board other than Mr. Spodek.

REAC recognized management fee income of $0.2 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued management fees receivable of $0.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively, are included in “Rent and other receivables” on the Consolidated Balance Sheets.

Related Party Lease
In connection with the Company’s IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, NY with an entity affiliated with the Company’s CEO (the “Prior Office Lease”). Pursuant to the

Prior Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Prior Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Prior Office Lease was extended to December 31, 2024 at the same rental rate. In December 2024, the Company entered into a new lease with an entity affiliated with the Company’s CEO (the “2025 Office Lease,” and, collectively with the Prior Office Lease, the “Office Leases”). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029. The 2025 Office Lease was approved by a special committee of the Company’s Board of Directors consisting of four independent directors. Rental expenses associated with the Office Leases for the three months ended March 31, 2026 and 2025 were $0.06 million, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company determined the Office Leases were an operating lease. For further details, see Note 7. Leases.
Right of First Offer Transactions
In connection with the Company’s initial public offering (the “IPO”) and related formation transactions, the Company entered into a Right of First Offer Agreement (the “ROFO Agreement”) with certain members of the family (the “Related Party”) of Andrew Spodek, the Company’s Chief Executive Officer. Pursuant to the ROFO Agreement, the Company has a right of first offer to acquire up to 250 properties currently managed by the Company from the Related Party.

On May 30, 2024, the Company acquired from the Related Party a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs (the "2024 ROFO Transaction"). On December 9, 2025, the Company acquired from the Related Party a portfolio of 25 properties leased to the United States Postal Service (“USPS”) for approximately $13.9 million in cash, excluding closing costs (the “2025 ROFO Transaction”). Effective March 16, 2026, the Company acquired from the Related Party an additional portfolio of 12 properties leased to the USPS for approximately $11.5 million in cash, excluding closing costs (together, with the 2024 ROFO Transaction and 2025 ROFO Transaction, the “ROFO Transactions”).

The Company’s entry into each of the ROFO Transactions was approved by a special committee of the Company’s Board of Directors comprised solely of independent directors. As of March 31, 2026, the Company retained a right of first offer to acquire 177 of the 322 postal properties it manages.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million as of March 31, 2026 and December 31, 2025. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.
10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	For the Three Months Ended March 31,
	2026	2025
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$3,826	$2,082
Less: Income attributable to participating securities	(770)	(590)
Numerator for earnings per share — basic and diluted	$3,056	$1,492

Denominator:
Weighted average common shares outstanding used in basic earnings per share	27,071,695	23,216,150
Effect of dilutive shares for diluted net income per share:
Unsettled shares under open forward equity issuance	121,616	—
Unvested RSUs	119,782	—

Weighted average common shares outstanding used in diluted earnings per share (1)	27,313,093	23,216,150
Basic earnings per share	$0.11	$0.06
Diluted earnings per share	$0.11	$0.06
Explanatory Note:
(1) Diluted EPS reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted shares and RSUs issued under the Company’s 2019 Equity Incentive Plan (the “Plan”) (See Note 11. Stockholders’ Equity). The effect of such restricted shares would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the periods presented in the table above. Unvested RSUs subject to performance based measures are considered contingently issuable and are included in earnings per share if the effect is dilutive using the treasury stock method and the RSUs would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2026, the effect of approximately 98,000 unvested RSUs were excluded from the computation because these RSUs either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three months ended March 31, 2025, there were no materially dilutive securities issuances. The three months ended March 31, 2026 exclude the effect of approximately 627,000 unsettled shares under open forward equity contracts, as the effect would have been antidilutive. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in these unaudited Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted EPS.
Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. On February 24, 2026 the Company amended the ATM Program to increase the aggregate amount under the ATM Program to $300.0 million. On February 24, 2026, the Company also entered into a separate open market sale agreements for the ATM Program (the "Additional Sale Agreements") with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association, and The Bank of Nova Scotia, as additional forward purchasers and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of the Company's Class A common stock by the Company through J.P. Morgan and ScotiaBank, the Company may also enter into one or more forward sale agreements under a master forward confirmation and related supplemental confirmations, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia.
The following table summarizes activity under the ATM Program in connection with forward sales agreements for the three months ended March 31, 2026 ($ in thousands):

Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received(1)	Anticipated Gross Proceeds Remaining(2)
Three Months Ending March 31, 2026	2,768,105	151,314	$3,086	$46,922
Explanatory Notes:
(1) Based on the net forward sales price per share of forward shares under the ATM Program. The Company expects to settle outstanding forward sales agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although the Company may elect cash settlement or net share settlement for all or a portion of its obligations under the forward sales agreements, subject to certain conditions.
(2) Net proceeds received are after deducting issuance fees and costs and making certain other adjustments as provided in the forward sales agreements.
During the three months ended March 31, 2026 and 2025, 512,421 and 139,626 shares, respectively, were issued under the ATM program. The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts).

	Three Months Ended March 31,
	2026	2025
Shares issued	512	140
Gross proceeds received	$8,648	$1,983
Issuance fees and costs	(173)	(39)
Net proceeds received	$8,475	$1,944
Weighted average gross sales price per share	$16.88	$14.20
During the three months ended March 31, 2026 and 2025, the Company incurred $0.3 million and $0.1 million, respectively, of other costs in the connection with its ATM Program which is excluded from the tables above.
Dividends and Distributions

During the three months ended March 31, 2026, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $8.6 million to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.245 per share or unit, respectively as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 29, 2026	February 13, 2026	February 27, 2026	$0.245

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the three months ended March 31, 2026, the Company issued 184,877 LTIP Units to the Company’s CEO for his 2025 incentive bonus, his election to defer 100% of his 2026 annual salary and for long term incentive compensation, 91,287 LTIP Units to the Company’s President for his 2025 incentive bonus and 92,891 LTIP Units to certain other employees for their 2025 incentive bonus and for long term incentive compensation.

As of March 31, 2026 and December 31, 2025, non-controlling interests consisted of 5,424,546 OP Units and 2,032,859 LTIP Units and 5,384,016 OP Units and 1,669,217 LTIP Units, respectively. This represented approximately 21.1% and 20.7% of the outstanding Operating Partnership units as of March 31, 2026 and December 31, 2025, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

During the three months ended March 31, 2026, (i) 5,413 LTIP Units were redeemed for 5,413 OP Units (the "Converted LTIP Units") and (ii) 5,413 OP Units (inclusive of the Converted LTIP Units) were redeemed for 5,413 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Postal Realty Trust Inc. 2019 Equity Incentive Plan, (the "Plan"), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of March 31, 2026, the remaining shares available under the Plan for future issuance was 1,112,879. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of March 31, 2026 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2026	477,452	1,669,217	362,052	2,508,721	$15.07
Granted	81,674	369,055	82,365	533,094	$18.68
Earned at completion of three-year performance period(5)	—	—	12,052	12,052	$19.35
Conversion to common stock	—	(5,413)	—	(5,413)	$15.06
Vesting of restricted shares and RSUs(6)	(62,797)	—	(70,869)	(133,666)	$15.75
Outstanding, as of March 31, 2026	496,329	2,032,859	385,600	2,914,788	$15.72

Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years.
(3)Includes 184,877 LTIP Units granted to the Company’s CEO and 91,287 LTIP Units granted to the Company’s President which vest over three years or cliff vest at the end of eight years. Also includes 92,891 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of eight years
(4)Includes 71,041 RSUs granted to certain officers and employees of the Company during the three months ended March 31, 2026, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2028. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 11,325 time-based RSUs issued for 2025 incentive bonuses to certain employees that vested fully on February 1, 2026, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Performance units granted in 2023 for which the three-year performance period was completed in 2026 were earned equal to 123.1% of Target.
(6)Includes 81,009 of restricted shares and RSUs that vested and 52,657 shares of restricted shares that were withheld to satisfy statutory withholding requirements.
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
During the three months ended March 31, 2026, the Company recognized compensation expense of $2.2 million and during the three months ended March 31, 2025, the Company recognized compensation expense of $2.0 million in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) related to all awards. During the three months ended March 31, 2026, the Company recognized compensation expense of $0.4 million and during the three months ended March 31, 2025, the Company recognized compensation expense of $0.4 million in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income (Loss) related to all awards.
As of March 31, 2026, there was $24.6 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.9 years.
Employee Stock Purchase Plan

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 100,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of March 31, 2026 and December 31, 2025, 79,434 shares and 73,990 shares have been issued under the ESPP since commencement, respectively. During the three months ended March 31, 2026, the Company recognized compensation expense of $0.02 million and during the three months ended March 31, 2025, the Company recognized compensation expense of $0.02 million related to the ESPP.
Note 12. Commitments and Contingencies
As of March 31, 2026, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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
Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to March 31, 2026:
The Company's Board of Directors approved, and on May 5, 2026, the Company declared a first quarter 2026 common stock dividend of $0.245 per share, which is payable on May 29, 2026 to stockholders of record as of May 15, 2026.
As of May 5, 2026, the Company had $55.0 million drawn on the Revolving Credit Facility.

As of May 5, 2026, and during the period subsequent to March 31, 2026, the Company acquired 10 leased properties for approximately $9.5 million, excluding closing costs.

As of May 5, 2026, and during the period subsequent to March 31, 2026, the Company sold 249,127 shares of its Class A common stock pursuant to its forward sales agreements, none of which have been settled to date.

As of May 5, 2026, and during the period subsequent to March 31, 2026, the Company had entered into definitive agreements to acquire 16 properties for approximately $7.9 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the unaudited Consolidated Financial Statements and the related notes thereto of Postal Realty Trust, Inc. contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•general economic conditions (including inflation, rising interest rates, uncertainty regarding ongoing conflicts involving Russia and Ukraine, as well as the ongoing Iran war and the instability in the Strait of Hormuz and their related impact on macroeconomic conditions);
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
•limitations imposed on our business in order to maintain our status as a REIT and our failure to maintain such status; and
•public health threats.
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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through a traditional UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the three months ended March 31, 2026, we acquired 61 properties leased to the USPS for approximately $35.6 million, including closing costs. As of March 31, 2026, our portfolio consists of 1,978 owned properties, located in 49 states and one territory and comprising approximately 7.3 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of May 5, 2026, we owned approximately 78.9% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. On February 24, 2026 we amended the ATM Program to increase the aggregate amount under the ATM Program to $300.0 million. On February 24, 2026, we also entered into a separate open market sale agreements for the ATM Program (the "Additional Sale Agreements") with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association, and The Bank of Nova Scotia, as additional forward purchasers and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of our Class A common stock by us through J.P. Morgan and ScotiaBank, we may also enter into one or more forward sale agreements under a master forward confirmation and related supplemental confirmations, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia. During the three months ended March 31, 2026, 512,421 shares were issued under the ATM Program for approximately $8.6 million in gross proceeds. As of March 31, 2026, we had approximately $135.5 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of March 31, 2026, we owned a portfolio of 1,978 properties located in 49 states and one territory and leased primarily to the USPS.
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

Factors That May Influence Future Results of Operations
The USPS

We are dependent on the USPS’ financial and operational stability. The USPS is currently facing a variety of circumstances that are threatening its ability to fund its operations and other obligations as currently conducted without intervention by the federal government. The USPS is constrained by laws and regulations that restrict revenue sources and pricing, mandate certain expenses and cap its borrowing capacity. As a result, among other consequences, the USPS is unable to fund its mandated expenses and continues to be subject to mandated payments to its retirement system and benefits. The USPS has recently communicated updates regarding its operational strategy, including initiatives focused on network optimization and cost efficiency, such as higher rates and slower deliveries for certain services and the closure, relocation or consolidation of certain facilities and delivery routes. Management continues to evaluate these developments in the context of the Company’s existing lease portfolio and ongoing relationship with the USPS. As of the date of this filing, the Company has not experienced a material impact to its operations or leasing activity as a result of these developments. However, the USPS has indicated that such new operational and strategic initiatives alone may not be sufficient to maintain its ability to meet all of its existing obligations when due or to make critical infrastructure investments that have been deferred in recent years, and to the extent the USPS implements changes to its facility footprint, such actions could influence future leasing demand, renewal activity and occupancy levels. Certain prior operational and strategic initiatives of the USPS, including reforms and cost reduction measures, have also led to significant criticism and litigation, which may result in reputational or financial harm or increased regulatory scrutiny of the USPS or reduced demand for its services, and similar criticism, litigation or other adverse effects could arise in connection with the USPS’s current or future operational or strategic initiatives. Furthermore, the occurrence of a regional epidemic or a global pandemic, and measures taken to prevent its spread may also have a material and unpredictable effect on the USPS’ operations and liquidity, including significant additional operating expenses caused by pandemic-related disruptions. Other geopolitical and economic factors have also created significant inflationary pressures resulting in higher compensation, benefits, transportation and fuel costs for the USPS. If the USPS becomes unable to meet its financial obligations or its revenue declines due to reduced demand for its services, the USPS may reduce its demand for leasing postal properties, which would have a material adverse effect on our business and operations. For additional information regarding the risks associated with the USPS, see the section entitled “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our TRS, income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of March 31, 2026, properties leased to our tenants had an average remaining lease term of approximately 5.0 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense

Our Amended and Restated Credit Agreement, as amended from-time-time, including by the Commitment Increase, dated February 20, 2026 (as amended, the "Credit Facilities"), consists of a (i) $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (ii) $305.0 million term loan facility consisting of a (x) $115.0 million senior unsecured term loan (the "2030 Term Loan") and (y) $190.0 million senior unsecured delayed draw term loan (the "2028 Term Loan," and, collectively with the "2030 Term Loan", the "Term Loans").

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
Lease Renewal

As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. As of May 5, 2026, seven of the properties we own were being occupied by the USPS as a holdover tenant.

While we currently anticipate that we will renew the leases that have expired or will expire, there can be no guarantee that we will be successful in renewing these leases, obtaining positive rent renewal spreads or renewing the leases on terms comparable to those of the expiring leases. Even if we are able to renew these expired leases, the lease terms may not be comparable to those of the previous leases. If we are not successful, we will likely experience reduced occupancy, rental income and net operating income, as well as diminished borrowing capacity under our Credit Facilities, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders. Refer to “Risk Factors - Risks Related to the USPS” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the risks associated with the USPS.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025

	For the Three Months Ended March 31,
(Amounts in thousands)	2026	2025	$ Change	% Change
Revenues
Rental income	$26,114	$21,480	$4,634	21.6%
Fee and other	534	670	(136)	(20.3)%
Total revenues	26,648	22,150	4,498	20.3%

Operating expenses
Real estate taxes	3,069	2,649	420	15.9%
Property operating expenses	2,816	2,461	355	14.4%
General and administrative	5,386	4,936	450	9.1%
Casualty and impairment (gains) losses, net	(263)	150	(413)	(275.3)%
Depreciation and amortization	6,402	5,624	778	13.8%
Total operating expenses	17,410	15,820	1,590	10.1%

Loss on sale of real estate assets	—	(49)	49	N/A

Income from operations	9,238	6,281	2,957	47.1%

Other income	—	30	(30)	(100.0)%

Interest expense, net
Contractual interest expense	(4,124)	(3,437)	(687)	20.0%
Write-off and amortization of deferred financing fees and amortization of debt discount	(253)	(211)	(42)	19.9%
Interest income	—	6	(6)	(100.0)%
Total interest expense, net	(4,377)	(3,642)	(735)	20.2%

Income before income tax expense	4,861	2,669	2,192	82.1%
Income tax expense	(23)	(14)	(9)	64.3%
Net income	$4,838	$2,655	$2,183	82.2%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $4.6 million to $26.1 million for the three months ended March 31, 2026 from $21.5 million for the three months ended March 31, 2025, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Fee and other – Fee and other revenue decreased by $0.1 million to $0.53 million for the three months ended March 31, 2026 from $0.67 million for the three months ended March 31, 2025, primarily due to a decrease in miscellaneous income.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $3.07 million for the three months ended March 31, 2026 from $2.65 million for the three months ended March 31, 2025, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.4 million to $2.82 million for the three months ended March 31, 2026 from $2.46 million for the three months ended March 31, 2025. Property management expenses are included within property operating expenses and totaled $1.0 million for each of the three months ended March 31, 2026 and 2025. The increase was primarily related to higher costs pertaining to outsourced - property management.
General and administrative – General and administrative expenses increased by $0.5 million to $5.4 million for the three months ended March 31, 2026 from $4.9 million for the three months ended March 31, 2025, primarily due to an increase in net compensation costs and public-company related costs.
Casualty and impairment (gains) losses, net - Casualty and impairment (gains) losses, net for the three months ended March 31, 2026 was $(0.3) million which reflects $0.1 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs and other costs. This is partially offset by an estimated $0.4 million of related insurance claims resulting in a net gain of $(0.3) million and an immaterial impairment on a held for use property. Casualty and impairment losses (gains), net were $0.2 million for the three months ended March 31, 2025 which reflects $0.5 million in gross charges primarily related to the net book value of two properties damaged as a result of natural disasters and related repairs, partially offset by $0.4 million of related insurance claims that the Company believes is probable it will recover resulting in a net charge of $0.1 million and $0.1 million for an impairment on an asset.
Depreciation and amortization – Depreciation and amortization expense increased by $0.8 million to $6.4 million for the three months ended March 31, 2026 from $5.6 million for three months ended March 31, 2025, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the three months ended March 31, 2026, we incurred total interest expense, net of $4.4 million compared to $3.6 million for the three months ended March 31, 2025. The increase in interest expense was primarily due to an increase in net borrowings on our Credit Facilities (including the $40.0 million and $15.0 million of term loan proceeds borrowed on September 19, 2025 and February 20, 2026, respectively).

Cash Flows
Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025
We had $1.3 million of cash and $1.5 million of escrows and reserves as of March 31, 2026 compared to $0.6 million of cash and $0.9 million of escrows and reserves as of March 31, 2025.

Cash flows from operating activities – Net cash provided by operating activities increased by $0.1 million to $10.9 million for the three months ended March 31, 2026 compared to $10.8 million for the same period in 2025. The increase is primarily due to the volume of our acquisitions and the execution of new leases with annual rent escalations all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the three months ended March 31, 2026 primarily consisted of $34.6 million of acquisitions and $1.4 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $0.2 million in insurance proceeds received from property damage claims. Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $15.1 million of acquisitions and $1.4 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $0.8 million in proceeds received from the sale of real estate assets.

Cash flows from financing activities – Net cash provided by financing activities increased by $21.6 million to $25.6 million for the three months ended March 31, 2026 compared to $4.0 million for the three months ended March 31, 2025. The increase was primarily related to an increase in borrowings on our Credit Facilities of $15.0 million and higher net proceeds received from the issuance of shares. This is offset by debt issuance costs on our Credit Facility, an increase in the payment of taxes on equity award vestings and an increase in the payment of dividends and distributions for the three months ended March 31, 2026.
Liquidity and Capital Resources
We had approximately $1.3 million of cash and $1.5 million of escrows and reserves as of March 31, 2026 compared to $0.6 million of cash and $0.9 million of escrows and reserves as of March 31, 2025.

Revolving Credit Facility and Term Loans

On September 19, 2025 (the "CF Closing Date"), we amended and restated our Credit Facilities in their entirety, with Truist Bank, as administrative agent, and Truist Securities, M&T Bank and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners. Additional participants in the Credit Facilities include Mizuho Bank Ltd., Bank of Montreal, Stifel Bank & Trust and TriState Capital Bank. On February 20, 2026, the Company entered into the Commitment Amount Increase Request (the "Commitment Increase") pursuant to which, among other things, The Bank of Nova Scotia was added as a lender under the Credit Facilities. The Credit Facilities provide for the Revolving Credit Facility and Term Loans. After giving effect to the Commitment Increase our Credit Facilities consists of a (i) $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (ii) $305.0 million term loan facility consisting of a (x) $115.0 million senior unsecured term loan (the "2030 Term Loan") and (y) $190.0 million senior unsecured delayed draw term loan (the "2028 Term Loan," and, collectively with the "2030 Term Loan", the "Term Loans."). As of March 31, 2026, we had $354.0 million of aggregate principal amount outstanding under our Credit Facilities, with $115.0 million drawn on the 2030 Term Loan, $190.0 million drawn on the 2028 Term Loan and $49.0 million drawn on the Revolving Credit Facility.

The Credit Facilities include an accordion feature which permit us to borrow up to an additional (i) $150.0 million under the Revolving Credit Facility and (ii) $100.0 million under the Term Loans, subject to customary terms and conditions. As of March 31, 2026, and after giving effect to the Commitment Increase, (1) $50.0 million remains under the Revolving Credit Facility accordion and (2) $85.0 million remains under the accordion for the Term Loans. The Revolving Credit Facility matures in November 2029, the 2030 Term Loan matures in January 2030 and the 2028 Term Loan matures in February 2028. Each of the Revolving Credit Facility and the 2030 Term Loan Facility may be extended for one twelve-month period at the Company's sole option. Borrowings under the Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on a consolidated leverage ratio. With respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Credit Facilities contain a number of customary financial and non-financial covenants

The Credit Facilities are guaranteed, jointly and severally, by us and certain of our indirect subsidiaries and contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to incur indebtedness, grant liens on assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Facilities require compliance with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio, minimum unsecured debt service coverage ratio and maximum secured recourse leverage ratio. The Credit Facilities also contain certain customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. As of March 31, 2026, we were in compliance with all of the Credit Facilities’ debt covenants.

As of March 31, 2026, we had eleven interest rate swaps with a total notional amount of $290.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest Rate Swaps"). See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
Capital Resources and Financing Strategy
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and property acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, cash, borrowings under our Credit Facilities and the potential issuance of securities. We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time, including through our $300.0 million ATM Program.
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
Consolidated Indebtedness

As of March 31, 2026, we had approximately $388.0 million of outstanding consolidated principal indebtedness. The following table sets forth information as of March 31, 2026 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of March 31, 2026	Interest Rate at March 31, 2026	Maturity Date
Revolving Credit Facility(1)(2)	$49,000	SOFR+148 bps(3)	November 2029
2030 Term Loan(1)(2)	115,000	SOFR+143 bps(3)	January 2030
2028 Term Loan(1)	190,000	SOFR+143 bps(3)	February 2028
Secured Borrowings:
Vision Bank(4)	1,409	3.69%	September 2041
First Oklahoma Bank(5)	276	3.63%	December 2037
Vision Bank – 2018(6)	844	3.69%	September 2041
AIG(7)	30,118	2.80%	January 2031
Seller Financing - 2024(8)	1,400	5.00%	September 2039
Total Principal	$388,047
Explanatory Notes:
(1)See above under "Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three months ended March 31, 2026, we incurred $0.08 million of unused facility fees related to the Revolving Credit Facility.
(2)The Revolving Credit Facility matures in November 2029 and the 2030 Term Loan matures in January 2030, each of which may be extended for one twelve-month period at the Company's sole option.
(3)Based upon the applicable SOFR rate (subject to a 0% floor). Reflects a 0.02% discount for the fiscal year ended December 31, 2026 due to the Company's achievement of certain sustainability targets.
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
Secured Borrowings as of March 31, 2026
As of March 31, 2026, we had approximately $34.0 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.

Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2026, we paid cash dividends of $0.2450 per share. Our Board of Directors approved, and on May 5, 2026, we declared, a first quarter 2026 common stock dividend of $0.2450 per share, which will be paid on May 29, 2026 to stockholders of record as of May 15, 2026.
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
Share Repurchase Program
On February 25, 2025 (the "SRP Date"), the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. No shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program for the three months ended March 31, 2026 and the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.
Subsequent Real Estate Acquisitions
As of May 5, 2026 and during the period subsequent to March 31, 2026, we have acquired 10 properties in individual or portfolio transactions for an aggregate of approximately $9.5 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of March 31, 2026, our indebtedness was approximately $388.0 million, consisting of approximately $354.0 million of variable-rate debt and approximately $34.0 million of fixed-rate debt. Of the $354.0 million variable-rate debt, $290.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of March 31, 2026, approximately $64.0 million of our indebtedness was variable-rate debt and approximately $324.0 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.6 million on an annualized basis.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may in the future be party to various claims and routine litigation arising in the ordinary course of business. Our management does not believe that any such litigation will materially affect our financial position or operations. As of March 31, 2026, we were not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2026. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Plan. The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares Purchased / Withheld from Employee Awards During the Three Months Ended March 31, 2026(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 1 - January 31, 2026	25,766	$17.67	25,766	$—
February 1 - February 28, 2026	26,891	$18.01	26,891	$—
March 1 - March 31, 2026	—	$—	—	$—

(1) On February 25, 2025, the Board of Directors authorized the creation of a share repurchase program pursuant to which we may repurchase up to $25.0 million of our Class A common stock.

As disclosed in Part I, Item 2 above, during the three months ended March 31, 2026, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program from the SRP Date to the period ended March 31, 2026. As of March 31, 2026, the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million.
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

POSTAL REALTY TRUST, INC.

Date: May 5, 2026	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Stephen M. Bakke
Stephen M. Bakke
Chief Financial Officer
(Principal Financial Officer)