Form 10-Q
period 2026-06-30
Postal Realty Trust, Inc.
filed 2026-08-04
CIK 1759774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 4, 2026, the registrant had 30,248,873 shares of Class A common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POSTAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value and share data)

	June 30, 2026	December 31, 2025
Assets
Investments:
Real estate properties, at cost:
Land	$186,456	$163,485
Building and improvements	661,459	603,390
Tenant improvements	9,116	8,649
Total real estate properties, at cost	857,031	775,524
Less: Accumulated depreciation	(84,103)	(74,769)
Total real estate properties, net	772,928	700,755
Investment in financing leases, net	15,794	15,851
Total real estate investments, net	788,722	716,606
Cash	1,835	1,454
Escrow and reserves	961	643
Rent and other receivables	5,853	5,232
Prepaid expenses and other assets, net	10,874	11,800
Goodwill	1,536	1,536
Deferred rent receivable	7,959	5,373
Lease intangible assets, net	18,415	16,413
Assets held for sale, net	415	—
Total Assets	$836,570	$759,057

Liabilities and Equity
Liabilities:
Term loans, net	$303,557	$288,313
Revolving credit facility	45,000	39,000
Secured borrowings, net	33,564	33,828
Accounts payable, accrued expenses and other, net	15,647	18,597
Below market leases, net	21,518	19,758
Total Liabilities	419,286	399,496
Commitments and Contingencies
Equity:
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 30,114,848 and 26,849,381 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	302	268
Class B common stock, par value $0.01 per share; 27,206 shares authorized; 27,206 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	410,476	358,001
Accumulated other comprehensive income	2,763	954
Accumulated deficit	(78,929)	(74,024)
Total Stockholders’ Equity	334,612	285,199
Operating partnership unitholders’ non-controlling interests	82,672	74,362
Total Equity	417,284	359,561
Total Liabilities and Equity	$836,570	$759,057
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$28,022	$22,730	$54,136	$44,210
Fee and other	560	621	1,094	1,291
Total revenues	28,582	23,351	55,230	45,501

Operating expenses:
Real estate taxes	3,202	2,773	6,271	5,422
Property operating expenses	2,591	1,984	5,407	4,445
General and administrative	4,716	4,316	10,103	9,252
Casualty and impairment losses (gains), net	89	(345)	(174)	(195)
Depreciation and amortization	6,728	5,914	13,130	11,538
Total operating expenses	17,326	14,642	34,737	30,462

Gain (loss) on sale of real estate assets	30	—	30	(49)

Income from operations	11,286	8,709	20,523	14,990

Other income	—	—	—	30

Interest expense, net:
Contractual interest expense	(4,578)	(3,817)	(8,702)	(7,254)
Write-off and amortization of deferred financing fees and amortization of debt discount	(278)	(211)	(531)	(422)
Interest income	—	1	—	7
Total interest expense, net	(4,856)	(4,027)	(9,233)	(7,669)

Income before income tax expense	6,430	4,682	11,290	7,351
Income tax expense	(27)	(10)	(49)	(24)

Net income	6,403	4,672	11,241	7,327
Net income attributable to operating partnership unitholders’ non-controlling interests	(1,351)	(1,058)	(2,363)	(1,631)

Net income attributable to common stockholders	$5,052	$3,614	$8,878	$5,696

Net income per share:
Basic	$0.15	$0.12	$0.27	$0.19
Diluted	$0.15	$0.12	$0.26	$0.19

Weighted average common shares outstanding:
Basic	27,398,120	23,509,083	27,246,371	23,375,607
Diluted	27,734,846	23,509,083	27,535,502	23,375,607
Comprehensive income:
Net income	$6,403	$4,672	11,241	7,327
Unrealized gain (loss) on derivative instruments	1,131	(1,625)	2,291	(4,469)
Comprehensive income	7,534	3,047	13,532	2,858
Comprehensive income attributable to operating partnership unitholders’ non-controlling interests	(1,590)	(690)	(2,845)	(648)
Comprehensive income attributable to common stockholders	$5,944	$2,357	$10,687	$2,210
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share data)

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance - December 31, 2025	26,876,587	$268	$358,001	$954	$(74,024)	$285,199	$74,362	$359,561
Net proceeds from sale of common stock	663,735	7	11,226	—	—	11,233	—	11,233
Issuance of operating partnership units ("OP Units") in connection with acquisition transactions	—	—	—	—	—	—	743	743
Shares issued upon redemption of OP Units	5,413	—	72	—	—	72	(72)	—
Issuance and amortization of equity-based compensation	152,542	2	873	—	—	875	1,680	2,555
Issuance and amortization under ESPP	5,444	—	85	—	—	85	—	85
Repurchase of common stock for tax withholding obligations	(52,657)	—	(940)	—	—	(940)	—	(940)
Dividends and distributions	—	—	—	—	(6,965)	(6,965)	(1,818)	(8,783)
Unrealized gain on derivative instruments	—	—	—	917	—	917	243	1,160
Net income	—	—	—	—	3,826	3,826	1,012	4,838
Reallocation of non-controlling interest	—	—	(2,139)	—	—	(2,139)	2,139	—
Balance - March 31, 2026	27,651,064	$277	$367,178	$1,871	$(77,163)	$292,163	$78,289	$370,452
Net proceeds from sale of common stock	2,490,990	25	46,037	—	—	46,062	—	46,062
Issuance and amortization of equity-based compensation	—	—	711	—	—	711	1,102	1,813
Issuance and amortization under ESPP	—	—	68	—	—	68	—	68
Dividends and distributions	—	—	—	—	(6,818)	(6,818)	(1,827)	(8,645)
Unrealized gain on derivative instruments	—	—	—	892	—	892	239	1,131
Net income	—	—	—	—	5,052	5,052	1,351	6,403
Reallocation of non-controlling interest	—	—	(3,518)	—	—	(3,518)	3,518	—
Balance - June 30, 2026	30,142,054	$302	$410,476	$2,763	$(78,929)	$334,612	$82,672	$417,284

	Number of shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity	Operating Partnership Unitholders’ Non-controlling Interests	Total Equity

Balance - December 31, 2024	23,521,693	$235	$310,031	$5,230	$(64,211)	$251,285	$66,213	$317,498
Net proceeds from sale of common stock	139,626	1	1,819	—	—	1,820	—	1,820
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	1,026	1,026
Issuance and amortization of equity-based compensation, net of forfeitures	77,623	1	817	—	—	818	1,514	2,332
Issuance and amortization under ESPP	5,527	—	77	—	—	77	—	77
Repurchase of common stock for tax withholding obligations	(21,092)	—	(277)	—	—	(277)	—	(277)
Dividends and distributions	—	—	—	—	(5,761)	(5,761)	(1,621)	(7,382)
Unrealized loss on derivative instruments	—	—	—	(2,229)	—	(2,229)	(615)	(2,844)
Net income	—	—	—	—	2,082	2,082	573	2,655
Reallocation of non-controlling interest	—	—	(2,336)	—	—	(2,336)	2,336	—
Balance - March 31, 2025	23,723,377	$237	$310,131	$3,001	$(67,890)	$245,479	$69,426	$314,905
Net proceeds from sale of common stock	529,828	5	7,556	—	—	7,561	—	7,561
Issuance of OP Units in connection with acquisition transactions	—	—	—	—	—	—	5,005	5,005
Shares issued upon redemption of OP Units	11,198	—	157	—	—	157	(157)	—
Issuance and amortization of equity-based compensation, net of forfeitures	—	—	700	—	—	700	870	1,570
Issuance and amortization under ESPP	—	—	19	—	—	19	—	19
Dividends and distributions	—	—	—	—	(5,822)	(5,822)	(1,731)	(7,553)
Unrealized loss on derivative instruments	—	—	—	(1,257)	—	(1,257)	(368)	(1,625)
Net income	—	—	—	—	3,614	3,614	1,058	4,672
Reallocation of non-controlling interest	—	—	351	—	—	351	(351)	—
Balance - June 30, 2025	24,264,403	$242	$318,914	$1,744	$(70,098)	$250,802	$73,752	$324,554
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$11,241	$7,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,130	11,538
Write-off and amortization of deferred financing fees and debt discounts	531	422
Amortization of above/below market leases	(1,703)	(1,582)
Amortization of intangible liability	(123)	(161)
Casualty and impairment losses	95	707
(Gain) loss on sale of real estate assets	(30)	49
Gain on insurance proceeds received for damage due to property	(157)	(842)
Equity based compensation	4,433	3,945
Deferred rent receivable	(2,586)	(1,241)
Other	(6)	(10)
Changes in assets and liabilities:
Rent and other receivables	(312)	1,475
Prepaid expenses and other assets	2,829	1,371
Accounts payable, accrued expenses and other	(2,322)	(774)
Net cash provided by operating activities	25,020	22,224

Cash flows from investing activities:
Acquisition of real estate	(81,069)	(46,875)
Proceeds from sale of real estate assets	50	825
Escrows for acquisition deposits	(216)	(349)
Capital improvements	(2,001)	(3,007)
Insurance proceeds related to property damage claims	157	842
Other investing activities, net	(114)	(140)
Net cash used in investing activities	(83,193)	(48,704)

Cash flows from financing activities:

Repayments of secured borrowings	(279)	(109)
Proceeds from term loans	15,000	—
Proceeds from revolving credit facility	68,000	55,000
Repayments of revolving credit facility	(62,000)	(23,000)
Net proceeds from issuance of shares	57,362	9,510
Debt issuance costs	(648)	(5)
Proceeds from issuance of ESPP shares	68	61
Repurchase of common stock for tax withholding obligations	(940)	(331)
Dividends and distributions	(17,428)	(14,935)
Other financing activities	(263)	(167)
Net cash provided by financing activities	58,872	26,024

Net increase (decrease) in Cash and Escrows and Reserves	699	(456)
Cash and Escrows and Reserves at the beginning of period	2,097	2,543
Cash and Escrow and Reserves at the end of period	$2,796	$2,087

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating partnership units issued for property acquisitions	743	6,031
Unrealized gain (loss) on derivative instruments, net	2,291	(4,469)
Reallocation of non-controlling interest	5,657	1,985
Reclassification of acquisition deposits included in prepaid expenses and other assets	276	312

Accrued capital expenditures included in accounts payable and accrued expenses	307	902
Reclassification of acquisition related costs included in prepaid expenses and other assets	150	—
Reclassification of construction deposits included in prepaid expenses and other assets	77	38
Accrued costs of capital included in accounts payable and accrued expenses	120	131
Accrued deferred financing and other costs included in accounts payable and accrued expenses	186	—
Transfer of investment properties, net to assets held for sale	415	637
Right of use assets, net	—	93
Shares issued upon redemption of operating partnership units	72	157
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
The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of OP Units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners. As of June 30, 2026, the Company held an approximately 80.2% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. The Operating Partnership is considered a variable interest entity (“VIE”) in which the Company is the primary beneficiary.
As of June 30, 2026, the Company owned a portfolio of 2,014 properties located in 49 states and one territory. The Company’s properties are leased primarily to a single tenant, the United States Postal Service (the “USPS”). The Company also owns several, and may in the future further acquire, land parcels that may be added to existing or future leases with the USPS or used for other purposes that are consistent with the Company’s investment strategy.
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

Deferred Costs and Discounts

Financing costs related to the issuance of the Company’s long-term debt, including the term loan facility component of the Company's (i) Amended and Restated Credit Agreement, dated September 19, 2025 (as amended from time-to-time, including by the Commitment Increase Request, dated February 20, 2026, the "First A&R Credit Facilities") and (ii) Second Amended and Restated Credit Agreement, dated July 2, 2026 (collectively, with the First A&R Credit Agreement, the "Credit Facilities"), are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. Deferred financing costs related to the revolving credit facility component (the "Revolving Credit Facility") of the Credit Facilities are deferred and amortized as an increase to interest expense over the terms of the Revolving Credit Facility and are included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. Debt discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed or entered in connection with the Company’s property acquisitions. The debt discounts are amortized to interest expense over the term of the related loans using the straight-line method, which approximates the effective-interest rate method, and are reported as a reduction of the related debt balance on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the net unamortized debt discounts were $0.2 million.

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

Cash and Escrows and Reserves

Cash includes unrestricted cash with a maturity of three months or less. Escrows and reserves consist of restricted cash. The following table provides a reconciliation of cash and escrows and reserves reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Cash	$1,835	$1,454
Escrows and reserves:
Maintenance reserves	378	323
Real estate tax reserve	412	230
ESPP reserve	171	90
Total escrows and reserves	$961	$643
Cash and escrows and reserves	$2,796	$2,097
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

Fair Value Measurements
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could have realized on disposition of the assets and liabilities as of June 30, 2026 and December 31, 2025. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash, escrows and reserves, receivables, prepaid expenses and other assets (excluding derivatives), accounts payable and accrued expenses (excluding derivatives) are carried at amounts which reasonably approximate their fair values as of June 30, 2026 and December 31, 2025 due to their short maturities.
The fair value of the Company’s borrowings under its Credit Facilities approximates carrying value because such borrowings are subject to a variable market rate, which reprices frequently. The fair value was determined using the Adjusted Term SOFR (as defined below) as of June 30, 2026 and December 31, 2025, plus an applicable spread under the Credit Facilities, a Level 2 classification in the fair value hierarchy. The fair value of the Company’s secured borrowings aggregated approximately $29.5 million and $30.0 million as compared to the principal balance of $33.9 million and $34.2 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Company’s secured borrowings was categorized as a Level 3 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures) and was determined by discounting the future contractual interest and principal payments by a market rate.
The Company's derivative assets and liabilities, comprised of interest rate swap derivative instruments entered into in connection with the Credit Facilities, are recorded at fair value based on a variety of observable inputs, including contractual terms, interest rate curves, yield curves, measure of volatility and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected amount of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair value of the Company's derivative assets and liabilities was categorized as a Level 2 fair value estimate (as provided by ASC 820, Fair Value Measurements and Disclosures). The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative assets and liabilities. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s interest rate swap derivative assets was approximately $3.4 million and $2.1 million, respectively, included in “Prepaid expenses and other assets, net” on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the fair value of the Company's interest rate swap derivative liabilities was approximately $0.2 million and $1.1 million, respectively, included in "Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets.
Disclosures about fair value of assets and liabilities are based on pertinent information available to management as of June 30, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2026 and current estimates of fair value may differ significantly from the amounts presented herein.

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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. The Company has one property classified as held for sale as of June 30, 2026 as a result of a tenant exercising a purchase option. No properties were classified as held for sale as of December 31, 2025.
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

During the six months ended June 30, 2026, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.03 million, which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income.
During the six months ended June 30, 2025, the Company assessed the recoverability of the carrying amount of its real estate and related intangibles. The assessment resulted in the remeasurement of one property, based upon an accumulation of costs in excess of what was originally expected, and such property was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. The Company's estimate of the fair value was based on a discounted cash flow analysis. The Company used two significant unobservable inputs which was the cash flow discount rate (11.0%) and the terminal capitalization rate (10.0%). The remeasurement resulted in an impairment loss of $0.1 million, which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income. The property was subsequently sold during the three and six months ended June 30, 2026 for a gain of $0.03 million. See Note 3. Real Estate Transactions for further details.

The Company uses the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. The Company recorded an impairment of $0.1 million for the three and six months ended June 30, 2026 and $0.2 million for the three and six months ended June 30, 2025, which is included in "Casualty and impairment losses (gains), net" in the Company's Consolidated Statements of Operations and Comprehensive Income.

Concentration of Credit Risks
As of June 30, 2026, the Company’s properties were leased primarily to a single tenant, the USPS. For the six months ended June 30, 2026, approximately 10.2% of the Company's total rental income, or $5.5 million, was concentrated in Pennsylvania. For the six months ended June 30, 2025, approximately 10.6% of the Company's total rental income, or $4.7 million, was concentrated in Pennsylvania. The ability of the USPS to honor the terms of its leases is dependent upon regulatory, economic, environmental or competitive conditions in Pennsylvania or other regions where the Company operates in and could have a material effect on the Company’s overall business results.
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
Earnings Per Share
The Company calculates earnings per share ("EPS") based upon the weighted average shares outstanding less issued and outstanding non-vested shares of Class A common stock. As of June 30, 2026 and 2025, the Company had unvested restricted shares of Class A common stock, long term incentive units of the Operating Partnership ("LTIP Units") and certain restricted stock units (“RSUs”), which provide for non-forfeitable rights to dividend and dividend equivalent payments. Accordingly, these unvested restricted shares of Class A common stock, LTIP Units and RSUs are considered participating securities and are included in the computation of basic and diluted EPS pursuant to the two-class method. Diluted EPS is calculated after giving effect to all potential dilutive shares outstanding during the period. See Note 10. Earnings Per Share for further details.
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

Note 3. Real Estate Transactions
The Company’s acquisitions for the three and six months ended June 30, 2026 and 2025 were allocated to separately identifiable tangible and intangible assets and liabilities based on their relative fair values at the date of acquisition.
2026 Activity - During the three and six months ended June 30, 2026, the Company acquired 37 and 98 properties, respectively, in various states in individual or portfolio transactions for a combined purchase price of $45.1 million and $79.7 million, respectively, excluding closing costs, or a total cost of $46.6 million and $82.2 million, respectively, including capitalized acquisition costs, which were funded with both the issuance of OP Units to the sellers (valued at approximately $0.7 million using the share price of Class A common stock on the date of each issuance of such OP Units for the six months ended June 30, 2026) and cash consideration. Of the total acquisition cost, $14.6 million and $23.0 million was allocated to land, respectively, $30.6 million and $57.0 million was allocated to buildings and improvements, respectively, $3.1 million and $5.8 million was allocated to intangible assets pertaining to the in-place lease intangibles and above market lease value, respectively, and $(1.7) million and $(3.6) million was allocated to intangible liabilities for the below market lease value, respectively.

2025 Activity - During the three and six months ended June 30, 2025, the Company acquired 68 and 104 properties, respectively, in various states in individual or portfolio transactions for a combined purchase price of $35.9 million and $51.7 million, respectively, or a total cost of $36.9 million and $53.2 million, respectively, including capitalized acquisition costs which were funded with both the issuance of OP Units to the sellers (valued at approximately $5.0 million and $6.0 million, respectively, using the share price of Class A common stock on the date of each issuance of such OP Units) and cash consideration. Of the total acquisition cost, $8.4 million and $12.4 million was allocated to land, respectively, $28.7 million and $41.4 million was allocated to buildings and improvements, respectively, $2.8 million and $4.0 million was allocated to intangible assets pertaining to the in-place lease intangibles and above market lease value, respectively, $(3.1) million and $(4.5) million was allocated to intangible liabilities for the below market lease value, respectively, $(0.07) million and $(0.2) million, respectively, for unfavorable operating leases with purchase options on two and five properties, respectively, that is included in “Accounts payable, accrued expenses and other, net" on the Consolidated Balance Sheets. Also, includes $0.1 million allocated to below market ground lease intangible asset on four properties during the three and six months ended June 30, 2025 that is included in “Prepaid expenses and other assets, net" on the Consolidated Balance Sheets.

Sale of Real Estate

During the three and six months ended June 30, 2026, the Company sold one real estate property for net proceeds of $0.05 million and recorded a gain of $0.03 million. During the six months ended June 30, 2025, the Company sold one real estate property for net proceeds of $0.8 million and recorded a loss of $0.05 million.

Assets Held for Sale

In connection with a tenant exercising a purchase option for one property during the three and six months ended June 30, 2026 and a tenant exercising a purchase option for one property during the three and six months ended June 30, 2025, the Company reclassified the carrying value consisting of $0.06 million of land and $0.4 million of buildings and other real estate assets and $0.1 million of land and $0.5 million of buildings and other real estate assets, respectively, to "Assets held for sale, net" on the Company's Consolidated Balance Sheet. Immaterial liabilities held for sale is included as "Accounts payable, accrued expenses and other, net" on the Company's Consolidated Balance Sheets. Refer to Note 2, Impairment of Long-lived Assets for further discussion.

Casualty and Impairment Losses (Gains), Net

During the three and six months ended June 30, 2026, the Company recognized $0.12 million and $0.2 million, respectively, in gross charges primarily related to the estimated net book value of several properties damaged and related repairs and other costs, offset by an estimated $0.1 million and $0.5 million, respectively, of related insurance claims, resulting in a net loss of $0.02 million and net gain of $0.3 million, respectively, included within “Casualty and impairment losses (gains), net” on the Consolidated Statements of Operations and Comprehensive Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.

During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.6 million, respectively, in gross charges primarily related to the estimated net book value of several properties damaged and related repairs, offset by an estimated $0.6 million and $1.0 million, respectively, of related insurance claims, resulting in a net recovery of $0.5 million and $0.4 million, respectively, included within "Casualty and impairment losses (gains), net" on the Consolidated Statements of Operations and Comprehensive Income. The Company expects insurance proceeds to cover substantially all of such loss subject to applicable deductibles.
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

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 4. Intangible Assets and Liabilities
The following table summarizes the Company’s intangible assets and liabilities:

As of	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
		(in thousands)
June 30, 2026:
In-place lease intangibles	$66,079	$(49,549)	$16,530
Above-market leases	2,699	(814)	1,885
Sub total - Lease intangible assets	68,778	(50,363)	18,415
Other intangibles	(1,011)	562	(449)
Below-market leases	(39,727)	18,209	(21,518)

December 31, 2025:
In-place lease intangibles	$60,564	$(45,973)	$14,591
Above-market leases	2,463	(641)	1,822
Sub total - Lease intangible assets	63,027	(46,614)	16,413
Other intangibles	(1,139)	564	(575)
Below-market leases	(36,135)	16,377	(19,758)
Amortization of in-place lease intangibles was $1.9 million and $3.6 million for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2025, respectively. This amortization is included in “Depreciation and amortization” in the Consolidated Statements of Operations and Comprehensive Income.
Amortization of acquired above-market leases was $0.09 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.03 million and $0.06 million for the three and six months ended June 30, 2025, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income. Amortization of other intangibles was $0.06 million and $0.1 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and is included in "Rental income" in the Consolidated Statements of Operations and Comprehensive Income. Amortization of acquired below-market leases was $1.0 million and $1.9 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2025, respectively, and is included in “Rental income” in the Consolidated Statements of Operations and Comprehensive Income.
Future amortization/accretion of these intangibles is below (in thousands):

Year Ending December 31,	In-place lease intangibles	Above-market leases	Other intangibles	Below-market leases
2026-Remaining	$3,348	$179	$(106)	$(1,872)
2027	4,799	315	(141)	(3,186)
2028	3,156	277	(74)	(2,595)
2029	2,096	258	(58)	(2,241)
2030	1,327	220	(33)	(2,059)
Thereafter	1,804	636	(37)	(9,565)
Total	$16,530	$1,885	$(449)	$(21,518)

Note 5. Debt
The following table summarizes the Company’s indebtedness as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Outstanding Balance as of June 30, 2026	Outstanding Balance as of December 31, 2025	Interest Rate at June 30, 2026	Maturity Date
Revolving Credit Facility(1)	$45,000	$39,000	SOFR+148 bps(2)	November 2029
2030 Term Loan (formerly 2021 Term Loan)(1)	115,000	115,000	SOFR+143 bps(2)	January 2030
2028 Term Loan (formerly 2022 Term Loan)(1)	190,000	175,000	SOFR+143 bps(2)	February 2028

Secured Borrowings:
Vision Bank(3)	1,409	1,409	3.69%	September 2041
First Oklahoma Bank(4)	271	280	3.63%	December 2037
Vision Bank – 2018(5)	844	844	3.69%	September 2041
AIG(6)	29,955	30,225	2.80%	January 2031
Seller Financing - 2024 (7)	1,400	1,400	5.00%	September 2039
Total Principal	383,879	363,158
Unamortized deferred financing costs	(1,562)	(1,817)
Unamortized debt discount	(196)	(200)
Total Debt	$382,121	$361,141

Explanatory Notes:
(1)On September 19, 2025, the Company entered into an Amended and Restated Credit Agreement (as amended from time-to-time, including by the Commitment Increase Request, dated February 20, 2026, the "First A&R Credit Facilities") which provide for a (1) $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (2) $305 million term loan facility consisting of a (I) $190.0 million delayed drawn term loan (the "2028 Term Loan") and (II) $115.0 senior unsecured term loan (the “2030 Term Loan,” and, collectively with the 2028 Term Loan, the "Term Loans"). Please see Note 13. Subsequent Events in the Notes to the Company's unaudited Consolidated Financial Statements included under Item 1 herein for a further description of how the First A&R Credit Facilities was impacted by the Company's entry into the Second A&R Credit Facilities.
(2)As of June 30, 2026, borrowings under the First A&R Credit Facilities carry an interest rate of, (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.5% to 1.0% per annum or Adjusted Term SOFR (as defined below) plus a margin ranging from 1.5% to 2.0% per annum, or (ii) in the case of the Term Loans, either a base rate plus a margin ranging from 0.45% to 0.95% per annum or Adjusted Term SOFR plus a margin ranging from 1.45% to 1.95% per annum, in each case depending on the Company's consolidated leverage ratio. As of June 30, 2026, with respect to the Revolving Credit Facility, the Company will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The First A&R Credit Facilities contain a number of customary financial and non-financial covenants. Please see Note 13. Subsequent Events in the Notes to the Company's unaudited Consolidated Financial Statements included under Item 1 herein for a further description of how the First A&R Credit Facilities was impacted by the Company's entry into the Second A&R Credit Facilities.
During the three and six months ended June 30, 2026, the Company incurred $0.09 million and $0.2 million, respectively, and during the three and six months ended June 30, 2025, the Company incurred $0.05 million and $0.1 million, respectively, of unused facility fees related to the Revolving Credit Facility. As of June 30, 2026, the Company was in compliance with all of the First A&R Credit Facilities’ debt covenants. In addition, due to the amendment of the Credit Facilities in September 2025, during the year ended December 31, 2025, the Company recognized a loss on

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
extinguishment of debt of $0.1 million, which is comprised of a $0.06 million loss from the write-off of unamortized debt issuance costs attributable to a previous creditor in the Revolving Credit Facility and 2030 Term Loan portions of our First A&R Credit Facilities not participating in such respective portions of our current Credit Facilities and $0.08 million of third-party fees associated with the modification of our Term Loans.
Interest rate is based upon the applicable SOFR rate (subject to a 0% floor), plus, solely for periods prior to the September 19, 2025, a SOFR adjustment of 0.10% (such rate, as of any date of determination, the “Adjusted Term SOFR”). Due to the Company's achievement of certain sustainability targets, the Adjusted Term SOFR includes a 0.02% decrease for the fiscal year ended December 31, 2026.
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
The weighted average maturity date for the Company's indebtedness as of June 30, 2026 and December 31, 2025 was approximately 2.8 years and 3.3 years, respectively.
The scheduled principal repayments of indebtedness as of June 30, 2026 are as follows (in thousands):

Year Ending December 31,	Amount
2026 - Remaining	$351
2027	762
2028	190,787
2029	45,815
2030	115,844
Thereafter	30,320
Total	$383,879

Note 6. Derivatives and Hedging Activities

As of June 30, 2026, the Company had 11 interest rate swaps with a total notional amount of $290.0 million that are used to manage its interest rate risk and fix the SOFR component on the term loans of the Credit Facilities.

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

Explanatory Note:
(1)     Reflects the all-in effective interest rate, as of June 30, 2026, for the specified portion of the Term Loans hedged by the interest rate swaps.
The Company’s objectives in using the interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses the interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps are designated as cash flow hedges, with any gain or loss recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets and subsequently reclassified into interest expense as interest payments are made on the Credit Facilities. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified from “Accumulated other comprehensive income” as a decrease to interest expense.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.

The table below presents the effect of the Company’s interest rate swap derivative instruments in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2026	2025	2026	2025
Amount of gain (loss) recognized on derivative in "Accumulated other comprehensive income"	$1,624	$(736)	$3,299	$(2,697)
Amount of income reclassified from "Accumulated other comprehensive income" into interest expense	$493	$889	$1,008	$1,772

"Interest expense, net" presented in the Consolidated Statements of Operations and Comprehensive Income, in which the effects of cash flow hedges are recorded, totaled $4.9 million and $9.2 million for the three and six months ended June 30, 2026, respectively, and $4.0 million and $7.7 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the Company also had derivatives in a liability position and did not post any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2026, it could have been required to settle its obligations under the agreements of any interest rate swap in a liability position for approximately $0.2 million, which is at their termination value.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note 7. Leases
Lessor Accounting
As of June 30, 2026, the Company's properties were leased primarily to the USPS, with leases expiring at various dates through December 31, 2038. Certain leases had expired and were in holdover status as of June 30, 2026 as discussed below. Certain leases contain renewal, termination and/or purchase options exercisable at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. All of the Company’s leases are operating leases with the exception of two that are direct financing leases. The Company's operating leases and direct financing leases are described below.
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
The following table represents rental revenue that the Company recognized related to its operating leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed payments	$24,835	$20,055	$47,926	$38,716
Variable payments	3,187	2,675	6,210	5,494
	$28,022	$22,730	$54,136	$44,210
Future minimum lease payments to be received as of June 30, 2026 (excluding base rental payments from properties classified as held for sale under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount (1)(2)
2026 - Remaining	$45,893
2027	83,828
2028	73,170
2029	64,082
2030	55,602
Thereafter	208,604
Total	$531,179
Explanatory Notes:
(1)The above minimum lease payments to be received do not include reimbursements from tenants for real estate taxes and other reimbursed expenses.
(2)As of June 30, 2026, nine leases at eight of the Company's properties had expired and the USPS was occupying such property as a holdover tenant. As such, the above minimum lease payments to be received do not include payments under these holdover leases. Holdover rent is typically paid as the greater of estimated market rent or the rent amount due under the expired lease.
Purchase Option Provisions

As of June 30, 2026, operating leases for 92 of the Company’s properties provided the USPS with the option to purchase the underlying property either at fair market value or at fixed prices(1), in each case as of dates set forth in the lease. As of June 30, 2026, 87 of these properties had an aggregate carrying value of approximately $66.9 million with an aggregate purchase option price of approximately $87.9 million and the remaining five properties had an aggregate carrying value of approximately $5.1 million with purchase options exercisable at fair market value. During the three and six months ended June 30, 2026, a tenant exercised a purchase option. Refer to Note 2, Assets Held for Sale for further discussion.
Explanatory Notes:
(1) Properties with more than one calculation method are categorized based on the lowest valuation method.

Investment in Financing Leases, Net

As of June 30, 2026 and December 31, 2025, financing leases for two of the Company's properties provide the USPS with the option to purchase the underlying property at fixed prices as of dates set forth in the lease agreement. The components of the Company’s net investment in financing leases as of June 30, 2026 and December 31, 2025 are summarized in the table below (in thousands):

	As of June 30, 2026	As of December 31, 2025

Total minimum lease payment receivable	$29,234	$29,803
Less: unearned income	(13,440)	(13,952)
Investment in financing leases, net	$15,794	$15,851

Revenue earned under direct financing leases for each of the three and six months ended June 30, 2026 and 2025 were $0.3 million and $0.5 million, which is recorded in "Fee and other" in the Consolidated Statements of Operations and Comprehensive Income.
Future lease payments to be received under the Company’s direct financing leases as of June 30, 2026 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount

2026 – Remaining	$569
2027	1,137
2028	1,137
2029	1,137
2030	1,075
Thereafter	24,179
Total	$29,234
Lessee Accounting
As a lessee, the Company has ground and office leases which were classified as operating leases. As of June 30, 2026, these leases had remaining terms, including renewal options, of 1.8 years to 56.5 years and a weighted average remaining lease term of 18.7 years. Operating right-of-use ("ROU") assets and lease liabilities are included in “Prepaid expenses and other assets, net” and “Accounts payable, accrued expenses and other, net” on the Consolidated Balance Sheets as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
ROU asset – operating leases	$2,113	$2,236
Lease liability – operating leases	$1,960	$2,064
The difference between the recorded ROU assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the ROU assets recognized upon transition.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
Operating lease expense for the three and six months ended June 30, 2026 and 2025, was $0.09 million and $0.2 million, respectively. See Note 9. Related Party Transactions for more details.
Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2026 for the next five years and thereafter are as follows (in thousands):

2026 — Remaining	$163
2027	333
2028	335
2029	341
2030	89
Thereafter	1,953
Total future minimum lease payments	3,214
Interest discount	(1,254)
Total	$1,960
Note 8. Income Taxes
TRS
In connection with the IPO, the Company and REAC jointly elected to treat REAC as a TRS for federal income tax purposes, which may be subject to U.S. federal, state and local income taxes on its taxable income. REAC performs management services, including for properties the Company does not own, and advisory services to third-party owners of postal properties. REAC has generated income, resulting in federal and state corporate income tax liability for REAC. For the three and six months ended June 30, 2026 there was no income tax expense related to REAC. For the three and six months ended June 30, 2025 there was no and $0.01 million of income tax expense related to REAC, respectively.
Note 9. Related Party Transactions
Management Fee Income
On May 5, 2025, REAC entered into amendments to the management agreements (as amended, the “Amended Management Agreements”) pursuant to which the Company provides property management services to certain properties, owned by family members and affiliates of Mr. Spodek. An additional property for which REAC provides management services to affiliates of Mr. Spodek was not amended by the Amended Management Agreements. As of June 30, 2026, the Company provides property management services for 322 postal properties which are owned by family members and affiliates of Mr. Spodek.

The Amended Management Agreements provide that, as of April 1, 2025, the initial management fee to be received by REAC is equal to 4.0% per annum of each property’s gross revenue, payable quarterly. Each successive April 1, the management fee will be increased to 102.5% of the management fee previously in effect. The initial term of the Amended Management Agreements is through March 31, 2030 (the “Initial Term”), unless terminated earlier. After the Initial Term, the Amended Management Agreements will be automatically renewed for successive one-year terms, unless either party provides 30 days' advance notice of non-renewal. Furthermore, beginning October 1, 2025, the Amended Management Agreements may be terminated by either party at any time upon 60 days’ notice to the other party. The Amended Management Agreements also provide that, to the extent REAC provides services in connection with the financing of managed properties, REAC shall be entitled to an additional $5,000 fee per property being financed, whether such properties are financed individually, as part of a portfolio or pooled, provided that the total fees payable shall not exceed $50,000 per financing transaction. The Amended Management Agreements were unanimously approved by an independent Special Committee of the Company's Board of Directors (the "Board") consisting of all members of the Board other than Mr. Spodek (the “Special Committee”).

REAC recognized management fee income of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2025, respectively, from various parties which were affiliated with the Company's CEO. These amounts are included in “Fee and other” in the Consolidated Statements of Operations and Comprehensive Income. Accrued management fees receivable of $0.2 million as of June 30, 2026 and December 31, 2025, are included in “Rent and other receivables” on the Consolidated Balance Sheets.

Related Party Lease
In connection with the Company’s IPO and the related formation transactions, the Company entered into a lease for office space in Cedarhurst, NY with an entity affiliated with the Company’s CEO (the “Prior Office Lease”). Pursuant to the Prior Office Lease, the monthly rent was $15,000 subject to escalations. The term of the Prior Office Lease was five years commencing on May 17, 2019 and expired on May 16, 2024. In May 2024, the Prior Office Lease was extended to December 31, 2024 at the same rental rate. In December 2024, the Company entered into a new lease with an entity affiliated with the Company’s CEO (the “2025 Office Lease,” and, collectively with the Prior Office Lease, the “Office Leases”). Pursuant to the 2025 Office Lease, the monthly rent is $18,750 subject to escalations. The term of the 2025 Office Lease is five years commencing on January 1, 2025 and will expire on December 31, 2029. The 2025 Office Lease was unanimously approved by the Special Committee. Rental expenses associated with the Office Leases for the three and six months ended June 30, 2026 and 2025 were $0.06 million and $0.1 million, respectively, and was recorded in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The Company determined the Office Leases were an operating lease. For further details, see Note 7. Leases.
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

On May 30, 2024, the Company acquired from the Related Party a portfolio of 36 properties currently leased to the USPS for approximately $12.5 million in cash, excluding closing costs (the "2024 ROFO Transaction"). On December 9, 2025, the Company acquired from the Related Party a portfolio of 25 properties leased to the USPS for approximately $13.9 million in cash, excluding closing costs (the “2025 ROFO Transaction”). Effective March 16, 2026, the Company acquired from the Related Party an additional portfolio of 12 properties leased to the USPS for approximately $11.5 million in cash, excluding closing costs (together, with the 2024 ROFO Transaction and 2025 ROFO Transaction, the “ROFO Transactions”).

The Company’s entry into each of the ROFO Transactions was approved by the Special Committee. As of June 30, 2026, the Company retained a right of first offer to acquire 177 of the 322 postal properties it manages.

Guarantees
As disclosed above in Note 5. Debt, Mr. Spodek personally guaranteed a portion of or the entire amount outstanding under the Company's loans with First Oklahoma Bank and Vision Bank, totaling $1.8 million as of June 30, 2026 and December 31, 2025. As a guarantor, Mr. Spodek's interests with respect to the amount of debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 10. Earnings Per Share
EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations (dollars in thousands, except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for earnings per share – basic and diluted:
Net income attributable to common stockholders	$5,052	$3,614	$8,878	$5,696
Less: Income attributable to participating securities	(854)	(702)	(1,626)	(1,293)
Numerator for earnings per share — basic and diluted	$4,198	$2,912	$7,252	$4,403

Denominator:
Weighted average common shares outstanding used in basic earnings per share	27,398,120	23,509,083	27,246,371	23,375,607
Effect of dilutive shares for diluted net income per share:
Unsettled shares under open forward equity issuance	117,351	—	119,483	—
Unvested RSUs	217,470	—	168,626	—
ESPP	1,905	—	1,022	—

Weighted average common shares outstanding used in diluted earnings per share (1)	27,734,846	23,509,083	27,535,502	23,375,607
Basic earnings per share	$0.15	$0.12	$0.27	$0.19
Diluted earnings per share	$0.15	$0.12	$0.26	$0.19
Explanatory Note:
(1) Diluted EPS reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted shares and RSUs issued under the Company’s 2019 Equity Incentive Plan (the “Plan”) (See Note 11. Stockholders’ Equity). The effect of such restricted shares would not be dilutive and were not included in the computation of weighted average number of shares outstanding for the periods presented in the table above. Unvested RSUs subject to performance based measures are considered contingently issuable and are included in earnings per share if the effect is dilutive using the treasury stock method and the RSUs would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2026, the effect of approximately 75,000 and 86,500, respectively, of unvested RSUs were excluded from the computation because these RSUs either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and six months ended June 30, 2025, there were no materially dilutive securities issuances. For the three and six months ended June 30, 2026 exclude the effect of approximately zero and 313,500, respectively, of unsettled shares under open forward equity contracts, as the effect would have been antidilutive. OP Units and LTIP Units are redeemable for cash or, at the Company’s option, shares of Class A common stock on an one-for-one basis. The income allocable to such OP Units and LTIP Units is allocated on this same basis and reflected as non-controlling interests in these unaudited Consolidated Financial Statements. As such, the assumed conversion of these OP Units and LTIP Units would have no net impact on the determination of diluted EPS.

Note 11. Stockholders’ Equity
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. On February 24, 2026, the Company amended the ATM Program to increase the aggregate amount under the ATM Program to $300.0 million. On February 24, 2026, the Company also entered into a separate open market sale agreements for the ATM Program (the "Additional Sale Agreements") with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association, and The Bank of Nova Scotia, as additional forward purchasers and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of the Company's Class A common stock by the Company through J.P. Morgan and ScotiaBank, the Company may also enter into one or more forward sale agreements under a master forward confirmation and related supplemental confirmations, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia.
The following table summarizes activity under the ATM Program in connection with forward sales agreements for the three and six months ended June 30, 2026 ($ in thousands):

Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled(1)	Net Proceeds Received(2)	Anticipated Gross Proceeds Remaining(3)
Three Months Ending June 30, 2026	1,185,764	1,990,113(1)	$34,487	$26,297
Six Months Ending June 30, 2026	3,953,869	2,141,427	$37,573	$38,442
Explanatory Notes:
(1) Reflects shares settled from forward sales agreements entered into by the Company in the first quarter 2026.
(2) Net proceeds received are after deducting issuance fees and costs and making certain other adjustments as provided in the forward sales agreements.
(3) Based on the net forward sales price per share of forward shares under the ATM Program as of June 30, 2026 . The Company expects to settle outstanding forward sales agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although the Company may elect cash settlement or net share settlement for all or a portion of its obligations under the forward sales agreements, subject to certain conditions.
During the three and six months ended June 30, 2026, 500,877 and 1,013,298 shares, respectively, were issued under the ATM program. During the three and six months ended June 30, 2025, 529,828 and 669,454 shares, respectively, were issued under the ATM program. As of June 30, 2026, the Company had approximately $97.0 million remaining that may be issued under the ATM Program. The following table summarizes the activity under the ATM Program for the period presented (dollars and shares issued in thousands, except per share amounts).

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares issued	501	530	1,013	669
Gross proceeds received	$11,820	$7,805	$20,468	$9,788
Issuance fees and costs	(148)	(156)	(321)	(196)
Net proceeds received	$11,672	$7,649	$20,147	$9,592
Weighted average gross sales price per share	$23.60	$14.73	$20.20	$14.62
During the three and six months ended June 30, 2026, the Company incurred $0.1 million and $0.4 million, respectively, of other costs in the connection with its ATM Program which is excluded from the tables above. During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.2 million, respectively, of other costs in the connection with its ATM Program which is excluded from the tables above.
Dividends and Distributions

During the three and six months ended June 30, 2026, the Company's Board of Directors approved and the Company declared and paid dividends or distributions, as applicable, of $8.6 million and $17.2 million, respectively, to Class A common stockholders, Voting Equivalency stockholders, OP unitholders and LTIP unitholders, or $0.245 and $0.49, respectively, per share or unit, respectively as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share or Unit
January 29, 2026	February 13, 2026	February 27, 2026	$0.245
May 5, 2026	May 15, 2026	May 29, 2026	$0.245
Non-controlling Interests
Non-controlling interests in the Company represent OP Units held by the Company's prior investors and certain sellers of properties to the Company and LTIP Units primarily issued to the Company’s employees and the Board of Directors in connection with the IPO and/or as a part of their compensation. During the six months ended June 30, 2026, the Company issued 184,877 LTIP Units to the Company’s CEO for his 2025 incentive bonus, his election to defer 100% of his 2026 annual salary and for long term incentive compensation, 91,287 LTIP Units to the Company’s President for his 2025 incentive bonus, 34,112 LTIP Units in June 2026 to the Board of Directors for their annual retainers as compensation for their services and for long term incentive compensation and 92,891 LTIP Units to certain other employees for their 2025 incentive bonus and for long term incentive compensation. In addition, during the six months ended June 30, 2026, the Company issued 40,530 OP Units, to a contributor in connection with a property acquisition (for further details, see Note 3. Real Estate Acquisitions).

As of June 30, 2026 and December 31, 2025, non-controlling interests consisted of 5,424,546 OP Units and 2,066,971 LTIP Units and 5,384,016 OP Units and 1,669,217 LTIP Units, respectively. This represented approximately 19.8% and 20.7% of the outstanding Operating Partnership units as of June 30, 2026 and December 31, 2025, respectively. OP Units and shares of Class A common stock generally have the same economic characteristics, as they share equally in the total net income or loss and distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will generally have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner or assignee in exchange for cash, or at the Company's sole discretion, shares of Class A common stock, on an one-for-one basis determined in accordance with and subject to adjustment under the partnership agreement.

During the six months ended June 30, 2026, (i) 5,413 LTIP Units were redeemed for 5,413 OP Units (the "Converted LTIP Units") and (ii) 5,413 OP Units (inclusive of the Converted LTIP Units) were redeemed for 5,413 shares of Class A common stock. For redemption of OP Units using shares of Class A common stock, the Company adjusted the carrying value of non-controlling interests to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest in the Consolidated Statements of Changes in Equity. Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP Units.

Restricted Stock and Other Awards

Pursuant to the Postal Realty Trust Inc. 2019 Equity Incentive Plan, (the "Plan"), the Company may grant equity incentive awards to its directors, officers, employees and consultants. As of June 30, 2026, the remaining shares available under the Plan for future issuance was 1,092,605. The Plan provides for grants of stock options, stock awards, stock appreciation rights, performance units, incentive awards, other equity-based awards (including LTIP Units) and dividend equivalents in connection with the grant of performance units and other equity-based awards.
The following table presents a summary of the Company's outstanding restricted shares of Class A common stock, LTIP Units and RSUs. The balance as of June 30, 2026 represents unvested restricted shares of Class A common stock and LTIP Units and RSUs that are outstanding, whether vested or not:

	Restricted Shares (1)(2)	LTIP Units (3)	RSUs (4)	Total Shares/Units/RSUs	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2026	477,452	1,669,217	362,052	2,508,721	$15.07
Granted	81,674	403,167	82,365	567,206	$18.91
Earned at completion of three-year performance period(5)	—	—	12,052	12,052	$19.35
Conversion to common stock	—	(5,413)	—	(5,413)	$15.06
Vesting of restricted shares and RSUs(6)	(62,797)	—	(70,869)	(133,666)	$15.75
Outstanding, as of June 30, 2026	496,329	2,066,971	385,600	2,948,900	$15.80
Explanatory Notes:
(1)Represents restricted shares awards included in Class A common stock.
(2)The time-based restricted share awards granted to the Company's officers and employees typically vest in three annual installments or cliff vest at the end of three years, five years or eight years.
(3)Includes 184,877 LTIP Units granted to the Company’s CEO and 91,287 LTIP Units granted to the Company’s President which vest over three years or cliff vest at the end of eight years. Also includes 34,112 LTIP Units granted to the Company's independent directors that vest over three years or cliff vest at the end of three years and 92,891 LTIP Units granted to certain other employees of the Company, certain of which vested fully on the date of grant with the remaining vesting over three years or cliff vest at the end of three years or eight years.
(4)Includes 71,041 RSUs granted to certain officers and employees of the Company during the six months ended June 30, 2026, subject to the achievement of a service condition and a market condition. Such RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s specified absolute and relative total stockholder return goals and continued employment with the Company over the approximately three-year period from the grant date through December 31, 2028. The number of market-based RSUs is based on the number of shares issuable upon achievement of the market-based metric at target. Also, includes 11,235 time-based RSUs issued for 2025 incentive bonuses to certain employees that vested fully on February 1, 2026, the date of grant. RSUs reflect the right to receive shares of Class A common stock, subject to the applicable vesting criteria.
(5)Performance units granted in 2023 for which the three-year performance period was completed in 2026 were earned equal to 123.1% of Target.

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
During the three and six months ended June 30, 2026, the Company recognized compensation expense of $1.7 million and $3.9 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized compensation expense of $1.5 million and $3.4 million, respectively, in “General and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income related to all awards. During the three and six months ended June 30, 2026, the Company recognized compensation expense of $0.1 million and $0.5 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized compensation expense of $0.1 million and $0.5 million, respectively, in "Property operating expenses" in the Consolidated Statements of Operations and Comprehensive Income related to all awards.
As of June 30, 2026, there was $23.6 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 4.7 years.
Employee Stock Purchase Plan
The Company's ESPP allows its employees to purchase shares of the Class A common stock at a discount. A total of 200,000 shares of Class A common stock was reserved for sale and authorized for issuance under the ESPP. The Code permits the Company to provide up to a 15% discount on the lesser of the fair market value of such shares of Class A common stock at the beginning of the offering period and the close of the offering period. As of June 30, 2026 and December 31, 2025, 79,434 shares and 73,990 shares have been issued under the ESPP since commencement, respectively. During the three and six months ended June 30, 2026, the Company recognized compensation expense of $0.07 million and $0.1 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized compensation expense of $0.02 million and $0.04 million, respectively, related to the ESPP.
Note 12. Commitments and Contingencies
As of June 30, 2026, the Company was not involved in any litigation nor, to its knowledge, is any litigation threatened against the Company that, in management’s opinion, would result in any material adverse effect on the Company’s financial position and results of operations, or which is not covered by insurance.
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

Note 13. Subsequent Events
In addition to the subsequent events discussed elsewhere in the notes to the unaudited Consolidated Financial Statements, the following events occurred subsequent to June 30, 2026:
The Company's Board of Directors approved, and on August 3, 2026, the Company declared a second quarter 2026 common stock dividend of $0.245 per share, which is payable on August 28, 2026 to stockholders of record as of August 14, 2026.
On July 2, 2026 (the "Closing Date"), and subsequent to the quarter ended June 30, 2026, the Company entered into the Second Amended and Restated Credit Agreement (the "Second A&R Credit Facilities") pursuant to which the Second A&R Credit Facilities provides for a (i) $275.0 million senior unsecured revolving credit facility (the “Second A&R Revolving Credit Facility”), and (ii) $340.0 million of term loan facilities (the "Second A&R Term Loan Facilities"). The Second A&R Term Loan Facilities consists of a (a) $90.0 million senior unsecured term loan facility (the "2028 Recasted Term Loan"), all of which was previously advanced to the Company under the First A&R Credit Facilities and remains outstanding under the Second A&R Credit Facilities as of the Closing Date, (b) $100.0 million senior unsecured term loan facility (the "2029 Term Loan"), all of which was previously advanced to the Company under the First A&R Credit Facilities and remains outstanding under the Second A&R Credit Facilities as of the Closing Date and (c) $150.0 million senior unsecured term loan (the "2031 Term Loan") consisting of (1) a $115.0 million term loan previously advanced to the Company under the First A&R Credit Facilities and which remains outstanding under the Second A&R Credit Facilities as of the Closing Date and (2) $35.0 million of new term loans advanced to the Company pursuant to the Second A&R Credit Facilities on the Closing Date. The Second A&R Credit Facilities also provide that, subject to customary conditions, including obtaining lender commitments and compliance with its financial maintenance covenants under the Second A&R Credit Facilities, the Operating Partnership may seek to increase the lending commitments under the Second A&R Credit Facilities by up to $175 million, in the case of the Second A&R Revolving Credit Facility, and up to $160 million, in the case of the Second A&R Term Loan Facilities or one or more new term loan facilities
After giving effect to the Second A&R Credit Facilities, the Second A&R Revolving Credit Facility has a maturity date of November 15, 2030, the 2028 Recasted Term Loan has a maturity date of February 11, 2028, the 2029 Term Loan has a maturity date of February 11, 2029 and the 2031 Term Loan has a maturity date of January 15, 2031. Each of the Second Revolving Credit Facility and the 2031 Term Loan may be extended for one 12-month period at the Company's discretion. The Company may elect at any time and from time to time to prepay all or any portion of the loans under the Second A&R Credit Facilities prior to maturity without premium or penalty, subject to payment of usual and customary breakage costs. Furthermore, after giving effect to the Second A&R Credit Facilities, the interest rates applicable to loans under the Second A&R Credit Facilities are, at the Company's option, equal to (i) in the case of the Second A&R Revolving Credit Facility, either a base rate plus a margin ranging from 0.15% to 0.55% per annum or SOFR plus a margin ranging from 1.15% to 1.55% per annum and (ii) in the case of the Term Loan Facility, either a base rate plus a margin ranging from 0.10% to 0.50% per annum or SOFR plus a margin ranging from 1.10% to 1.50% per annum, in each case based on the Company’s consolidated leverage ratio. SOFR, as defined in the Credit Agreement, cannot be less than 0.00% at any time. In addition, with respect to the Second A&R Revolving Credit Facility, the Company will pay, if the usage of the Second A&R Revolving Credit Facility is equal to or less than 50% thereof, an unused facility fee of 0.20% per annum, or if the usage of the Second A&R Revolving Credit Facility is greater than 50% thereof, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Second A&R Revolving Credit Facility. The Second A&R Credit Facilities contain a number of customary financial and non-financial covenants

POSTAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
In addition, on July 2, 2026, the Company entered into an additional four swaps with a total notional amount of $250.0 million to manage our interest rate risk and fix the SOFR component on the Second A&R Term Loan Facilities associated with the Second A&R Credit Facilities, as set forth below:

Notional Amount ($ in thousands)	Fixed Rate	Effective Date	Maturity Date
$35,000	3.876%	July 2026	January 2031
$75,000(1)	3.889%	January 2027	January 2031
$100,000(1)	3.829%	February 2028	February 2029
$40,000(1)	3.868%	January 2030	January 2031

Explanatory Note:

(1)     Indicates starting interest rate swaps with a combined notional value of $215.0 million that will become effective upon the maturity of existing swaps in January 2027, February 2028 and January 2030 discussed above. The remaining swap shown is effective as of July 2, 2026 for the $35.0 million of new term loans advanced to the Company on the Closing Date.

As of August 4, 2026, the Company had $15.0 million drawn on the Revolving Credit Facility.

As of August 4, 2026, and during the period subsequent to June 30, 2026, the Company acquired 34 leased properties for approximately $7.9 million, excluding closing costs.

As of August 4, 2026, and during the period subsequent to June 30, 2026, the Company sold 448,823 shares of its Class A common stock. Of such amount, (i) 369,443 shares were sold pursuant to forward sales agreements, none of which have been settled to date and (ii) 79,380 were sold in open market sales.

As of August 4, 2026, and during the period subsequent to June 30, 2026, the Company had entered into definitive agreements to acquire 11 properties for approximately $6.9 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.

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
Overview
Company
We were formed as a Maryland corporation on November 19, 2018 and commenced operations upon completion of our initial public offering and the related formation transactions. We conduct our business through an umbrella partnership, commonly referred to as an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. During the six months ended June 30, 2026, we acquired 98 properties leased primarily to the USPS for approximately $82.2 million, including closing costs. As of June 30, 2026, our portfolio consists of 2,014 owned properties, located in 49 states and one territory and comprising approximately 7.5 million net leasable interior square feet.
We are the sole general partner of our Operating Partnership through which our properties are directly or indirectly owned. As of August 4, 2026, we owned approximately 80.4% of outstanding common units of limited partnership interest in our Operating Partnership (the “OP Units”), including long term incentive units of our Operating Partnership (the “LTIP Units”). Our Board of Directors oversees our business and affairs.
ATM Program
On November 4, 2022, the Company entered into separate open market sale agreements for its at-the-market offering programs with each of Jefferies LLC, BMO Capital Markets Corp., Janney Montgomery Scott LLC, Stifel, Nicolaus & Company, Incorporated and Truist Securities, Inc., as agents (the "ATM Program"), pursuant to which the Company may offer and sell shares of its Class A common stock having an aggregate sales price of up to $50.0 million. The agreements also provide that the Company may enter into one or more forward sale agreements under separate master forward confirmations and related supplemental confirmations with affiliates of certain agents. On August 8, 2023, the Company amended the ATM Program to increase the aggregate offering amount under the program to $150.0 million. On November 4, 2024, the Company entered into separate open market sale agreements for the ATM Program with each of Mizuho Securities USA LLC (“Mizuho”) and M&T Securities, Inc. (“M&T”), as additional sales agents, and affiliates of Mizuho, as forward sellers. On February 24, 2026 we amended the ATM Program to increase the aggregate amount under the ATM Program to $300.0 million. On February 24, 2026, we also entered into a separate open market sale agreements for the ATM Program (the "Additional Sale Agreements") with each of (i) J.P. Morgan Securities LLC (“J.P. Morgan”) and Scotia Capital (USA) Inc. (“ScotiaBank”), as additional sales agents, (ii) JPMorgan Chase Bank, National Association, and The Bank of Nova Scotia, as additional forward purchasers and (iii) J.P. Morgan and ScotiaBank as additional forward sellers (in each case in its capacity as agent for its affiliated forward purchaser). The Additional Sale Agreements also provide that, in addition to the issuance and sale of shares of our Class A common stock by us through J.P. Morgan and ScotiaBank, we may also enter into one or more forward sale agreements under a master forward confirmation and related supplemental confirmations, each between us and JPMorgan Chase Bank, National Association and The Bank of Nova Scotia. During the six months ended June 30, 2026, 3,154,725 shares were issued under the ATM Program for approximately $59.2 million in gross proceeds. As of June 30, 2026, we had approximately $97.0 million of availability remaining under the ATM Program.
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
Geographic Concentration
As of June 30, 2026, we owned a portfolio of 2,014 properties located in 49 states and one territory and leased primarily to the USPS.
Registrant Elections
We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act and have elected to take advantage of certain scaled disclosures available to smaller reporting companies. As of June 30, 2026, the aggregate market value of our voting and non-voting common equity held by non-affiliates exceeded $700 million. However, because we were eligible to use the scaled disclosure requirements for smaller reporting companies under the revenue test in Exchange Act Rule 12b-2 for the fiscal year ending December 31, 2026, we do not meet the definition of an accelerated filer or large accelerated filer as of December 31, 2026. Accordingly, we expect to (i) no longer qualify as a "smaller reporting company" beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, (ii) remain a "non-accelerated filer" for filings due during fiscal year 2027 and (iii) not provide an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until our Annual Report on Form 10-K for the fiscal year ending December 31, 2027.

We have also elected to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our short taxable year ended December 31, 2019 and intend to continue to qualify as a REIT. As long as we qualify as a REIT, we generally will not be subject to federal income tax to the extent that we distribute our taxable income for each tax year to our stockholders.
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
Revenues
We derive revenues primarily from rent and tenant reimbursements under leases with the USPS for our properties and fee and other from the management of postal properties owned by Andrew Spodek, our chief executive officer, and his affiliates managed by our taxable REIT subsidiary ("TRS"), income recognized from properties accounted for as financing leases and revenue from providing certain advisory services. Rental income represents the lease revenue recognized under the leases primarily with the USPS which includes the impact of above and below market lease intangibles as well as reimbursements to us made by our tenants for the real estate taxes paid at each property where tenants are responsible for such taxes under the leases. Certain of our leases include annual rent escalators. Fee and other principally represents (i) revenue our TRS received from postal properties owned by Mr. Spodek and his affiliates pursuant to the management agreements and is a percentage of the lease revenue for the managed properties, (ii) revenue our TRS received from providing advisory services to third-party owners of postal properties and (iii) income recognized from properties accounted for as financing leases. As of June 30, 2026, properties leased to our tenants had an average remaining lease term of approximately 5.1 years. Factors that could affect our rental income and fee and other in the future include, but are not limited to: (i) our ability to renew or replace expiring leases and management agreements; (ii) local, regional or national economic conditions; (iii) an oversupply of, or a reduction in demand for, postal space; (iv) changes in market rental rates; (v) changes to the USPS’ current property leasing program or form of lease; and (vi) our ability to provide adequate services and maintenance at our properties and managed properties.
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
Indebtedness and Interest Expense

Our First Amended and Restated Credit Agreement, dated September 19, 2025 (as amended from time-to-time, including by the Commitment Increase, dated February 20, 2026, the "First A&R Credit Facilities"), which was subsequently amended and restated in their entirety by our Second Amended and Restated Credit Agreement, dated July 2, 2026 (the "Second A&R Credit Facilities, " and, collectively with the "First A&R Credit Facilities," the "Credit Facilities"), consists of a (i) $275.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and (ii) $340.0 million term loan facility consisting of a (a) $90.0 million senior unsecured term loan facility (the "2028 Recasted Term Loan"), (b) $100.0 million senior unsecured term loan facility (the "2029 Term Loan") and (c) $150.0 million senior unsecured term loan (the "2031 Term Loan," and, collectively with the "2028 Recasted Term Loan" and the "2029 Term Loan," the "Term Loans").

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
Lease Renewal

As of the date of this report, the USPS had not vacated or notified us of its intention to vacate any properties. When a lease expires, the USPS becomes a holdover tenant on a month-to-month basis typically paying the greater of estimated market rent or the rent amount under the expired lease. As of August 4, 2026, 17 leases at 16 of the properties we own were being occupied by the USPS as a holdover tenant.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and the Three Months Ended June 30, 2025

	For the Three Months Ended June 30,
(Amounts in thousands)	2026	2025	$ Change	% Change
Revenues
Rental income	$28,022	$22,730	$5,292	23.3%
Fee and other	560	621	(61)	(9.8)%
Total revenues	28,582	23,351	5,231	22.4%

Operating expenses
Real estate taxes	3,202	2,773	429	15.5%
Property operating expenses	2,591	1,984	607	30.6%
General and administrative	4,716	4,316	400	9.3%
Casualty and impairment losses (gains), net	89	(345)	434	(125.8)%
Depreciation and amortization	6,728	5,914	814	13.8%
Total operating expenses	17,326	14,642	2,684	18.3%

Gain on sale of real estate assets	30	—	30	N/A

Income from operations	11,286	8,709	2,577	29.6%

Interest expense, net
Contractual interest expense	(4,578)	(3,817)	(761)	19.9%
Write-off and amortization of deferred financing fees and amortization of debt discount	(278)	(211)	(67)	31.8%
Interest income	—	1	(1)	(100.0)%
Total interest expense, net	(4,856)	(4,027)	(829)	20.6%

Income before income tax expense	6,430	4,682	1,748	37.3%
Income tax expense	(27)	(10)	(17)	170.0%
Net income	$6,403	$4,672	$1,731	37.1%
Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $5.3 million to $28.0 million for the three months ended June 30, 2026 from $22.7 million for the three months ended June 30, 2025, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Fee and other – Fee and other revenue decreased by $0.06 million to $0.56 million for the three months ended June 30, 2026 from $0.62 million for the three months ended June 30, 2025, primarily due to a decrease in professional services income.
Operating Expenses
Real estate taxes – Real estate taxes increased by $0.4 million to $3.2 million for the three months ended June 30, 2026 from $2.8 million for the three months ended June 30, 2025, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $0.6 million to $2.6 million for the three months ended June 30, 2026 from $2.0 million for the three months ended June 30, 2025. Property management expenses are included within property operating expenses and totaled $0.7 million and $0.6 million, respectively, for the three months ended June 30, 2026 and 2025. The increase was primarily related to higher costs pertaining to offshore property management support.
General and administrative – General and administrative expenses increased by $0.4 million to $4.7 million for the three months ended June 30, 2026 from $4.3 million for the three months ended June 30, 2025, primarily due to an increase in net compensation costs and public-company related costs.
Casualty and impairment losses (gains), net - Casualty and impairment losses for the three months ended June 30, 2026 was $0.1 million which reflects $0.12 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs and other costs. This is partially offset by $0.1 million of related insurance claims resulting in a loss of $0.02 million and $0.1 million for an impairment on an asset that was reclassified to Assets Held for Sale. Casualty and impairment gains for the three months ended June 30, 2025 were $0.3 million which reflects $0.1 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $0.6 million of related insurance claims resulting in a net gain of $0.5 million and $0.2 million for an impairment on an asset that was reclassified to Assets Held for Sale.
Depreciation and amortization – Depreciation and amortization expense increased by $0.8 million to $6.7 million for the three months ended June 30, 2026 from $5.9 million for three months ended June 30, 2025, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the three months ended June 30, 2026, we incurred total interest expense, net of $4.9 million compared to $4.0 million for the three months ended June 30, 2025. The increase in interest expense was primarily due to an increase in net borrowings on our Credit Facilities (including the $40.0 million and $15.0 million of term loan proceeds borrowed on September 19, 2025 and February 20, 2026, respectively).

Comparison of the Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Rental income	$54,136	$44,210	$9,926	22.5%
Fee and other	1,094	1,291	(197)	(15.3)%
Total revenues	55,230	45,501	9,729	21.4%

Operating expenses
Real estate taxes	6,271	5,422	849	15.7%
Property operating expenses	5,407	4,445	962	21.6%
General and administrative	10,103	9,252	851	9.2%
Casualty and impairment (losses) gains, net	(174)	(195)	21	(10.8)%
Depreciation and amortization	13,130	11,538	1,592	13.8%
Total operating expenses	34,737	30,462	4,275	14.0%

Gain (loss) on sale of real estate assets	30	(49)	79	N/A

Income from operations	20,523	14,990	5,533	36.9%

Other income	—	30	(30)	(100.0)%

Interest expense, net
Contractual interest expense	(8,702)	(7,254)	(1,448)	20.0%
Write-off and amortization of deferred financing fees	(531)	(422)	(109)	25.8%
Interest income	—	7	(7)	(100.0)%
Total interest expense, net	(9,233)	(7,669)	(1,564)	20.4%

Income before income tax expense	11,290	7,351	3,939	53.6%
Income tax expense	(49)	(24)	(25)	104.2%
Net income	11,241	7,327	$3,914	53.4%

Revenues
Rental income – Rental income includes net rental income as well as the recovery of certain operating costs and property taxes from tenants. Rental income increased by $9.9 million to $54.1 million for the six months ended June 30, 2026 from $44.2 million for the six months ended June 30, 2025, primarily due to the volume of our acquisitions and the execution of new leases with annual escalations.
Fee and other – Fee and other revenue decreased by $0.2 million to $1.1 million for the six months ended June 30, 2026 from $1.3 million for the six months ended June 30, 2025, primarily due to a decrease in management fee income and professional service income.
Operating Expense
Real estate taxes – Real estate taxes increased by $0.8 million to $6.3 million for the six months ended June 30, 2026 from $5.4 million for the six months ended June 30, 2025, primarily due to the volume of our acquisitions.
Property operating expenses – Property operating expenses increased by $1.0 million to $5.4 million for the six months ended June 30, 2026 from $4.4 million for the six months ended June 30, 2025. Property management expenses are included within property operating expenses and totaled $1.7 million and $1.6 million for the six months ended June 30, 2026 and 2025. The increase was primarily related to higher costs pertaining to offshore property management support.
General and administrative – General and administrative expenses increased by $0.9 million to $10.1 million for the six months ended June 30, 2026 from $9.3 million for the six months ended June 30, 2025, primarily due to an increase in net compensation costs and public-company related costs.
Casualty and impairment (losses) gains, net - Casualty and impairment gains for the six months ended June 30, 2026 were $0.2 million which reflects $0.2 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $0.5 million of related insurance claims resulting in a net gain of $0.3 million. In addition, this is offset by an impairment of $0.1 million on an asset that was reclassified to Assets Held for Sale. Casualty and impairment gains for the six months ended June 30, 2025 were $0.2 million which reflects $0.6 million in gross charges primarily related to the net book value of several properties damaged as a result of natural disasters and related repairs, offset by $1.0 million of related insurance claims resulting in a net gain of $0.4 million. In addition, this is offset by an impairment of $0.2 million on an asset that was reclassified to Assets Held for Sale.
Depreciation and amortization – Depreciation and amortization expense increased by $1.6 million to $13.1 million for the six months ended June 30, 2026 from $11.5 million for the six months ended June 30, 2025, primarily due to the volume of our acquisitions.
Total Interest Expense, Net
During the six months ended June 30, 2026, we incurred total interest expense, net of $9.2 million compared to $7.7 million for the six months ended June 30, 2025. The increase in interest expense was primarily due to an increase in net borrowings on our Credit Facilities (including the $40.0 million and $15.0 million of term loan proceeds borrowed on September 19, 2025 and February 20, 2026, respectively).
Cash Flows
Comparison of the Six Months Ended June 30, 2026 and the Six Months Ended June 30, 2025
We had $1.8 million of cash and $1.0 million of escrows and reserves as of June 30, 2026 compared to $1.1 million of cash and $1.0 million of escrows and reserves as of June 30, 2025.

Cash flows from operating activities – Net cash provided by operating activities increased by $2.8 million to $25.0 million for the six months ended June 30, 2026 compared to $22.2 million for the same period in 2025. The increase is primarily due to the volume of our acquisitions and the execution of new leases with annual rent escalations all of which have generated additional rental income and related changes in working capital, as well as the timing of certain receivables and payables.

Cash flows used in investing activities – Net cash used in investing activities for the six months ended June 30, 2026 primarily consisted of $81.1 million of acquisitions and $2.3 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $0.2 million in proceeds received from the sale of real estate assets and property damage related insurance claims. Net cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $46.9 million of acquisitions and $3.5 million of escrow deposits for acquisitions, capital improvements and other investing activities offset by $1.7 million in proceeds received from the sale of real estate assets and property damage related insurance claims.

Cash flows from financing activities – Net cash provided by financing activities increased by $32.8 million to $58.9 million for the six months ended June 30, 2026 compared to $26.0 million for the six months ended June 30, 2025. The increase was primarily related to higher net proceeds received from the issuance of shares offset by a decrease in borrowings on our Credit Facilities, additional debt issuance costs on our Credit Facility, an increase in tax withholdings on equity award vestings and an increase in the payment of dividends and distributions for the six months ended June 30, 2026.
Liquidity and Capital Resources
We had approximately $1.8 million of cash and $1.0 million of escrows and reserves as of June 30, 2026 compared to $1.1 million of cash and $1.0 million of escrows and reserves as of June 30, 2025.

Revolving Credit Facility and Term Loans

On July 2, 2026, we entered into the Second A&R Credit Facilities, which amended and restated our First A&R Credit Facilities in their entirety, with Truist Bank, as administrative agent, and Truist Securities, M&T Bank and JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Mizuho Bank Ltd. as joint lead arrangers and joint book runners. Stifel Bank & Trust also participated in the Second A&R Credit Facilities. The Second A&R Credit Facilities provide for a Revolving Credit Facility and Term Loans. After giving effect to the Second A&R Credit Agreement, our Credit Facilities consists of a (i) $275.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), and (ii) $340.0 million of term loan facilities (the "Term Loan Facilities," and, collectively with the Revolving Facility, the "Second A&R Credit Facilities"). The Term Loan Facilities consists of a (a) $90.0 million senior unsecured term loan facility (the "2028 Recasted Term Loan"), all of which was previously advanced to the Company under the First A&R Credit Facilities and remains outstanding under the Second A&R Credit Agreement as of the Closing Date, (b) $100.0 million senior unsecured term loan facility (the "2029 Term Loan"), all of which was previously advanced to the Company under the First A&R Credit Facilities and remains outstanding under the Second A&R Credit Agreement as of the Closing Date and (c) $150.0 million senior unsecured term loan (the "2031 Term Loan") consisting of (1) a $115.0 million term loan previously advanced to the Company under the First A&R Credit Facilities and which remains outstanding as of the Closing Date and (2) $35.0 million of new term loans advanced to the Company on the Closing Date. The Second A&R Credit Facilities also provide that, subject to customary conditions, including obtaining lender commitments and compliance with its financial maintenance covenants under the Second A&R Credit Facilities, the Operating Partnership may seek to increase the lending commitments under the Second A&R Credit Facilities by up to $175 million, in the case of the Revolving Credit Facility, and up to $160 million, in the case of the Term Loan Facilities or one or more new term loan facilities. As of June 30, 2026, and prior to giving effect to the Second A&R Credit Agreement, we had $350.0 million of aggregate principal amount outstanding under our First A&R Credit Facilities, with $115.0 million drawn on the 2030 Term Loan, $190.0 million drawn on the 2028 Term Loan and $45.0 million drawn on the Revolving Credit Facility. As of June 30, 2026, we were in compliance with all of the Credit Facilities’ debt covenants. Please see Note 13 Subsequent Events in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for an update on the amounts outstanding under our Second A&R Credit Facilities as of August 4, 2026.

After giving effect to the Second A&R Credit Facilities, the Revolving Credit Facility has a maturity date of November 15, 2030, the 2028 Recasted Term Loan has a maturity date of February 11, 2028, the 2029 Term Loan has a maturity date of February 11, 2029 and the 2031 Term Loan has a maturity date of January 15, 2031. Each of the Revolving Credit Facility and the 2031 Term Loan may be extended for one 12-month period at the Company's discretion. The Company may elect at any time and from time to time to prepay all or any portion of the loans under the Second A&R Credit Facilities prior to maturity without premium or penalty, subject to payment of usual and customary breakage costs. Furthermore, after giving effect to the Second A&R Credit Facilities, the interest rates applicable to loans under the Second A&R Credit Facilities are, at the Company's option, equal to (i) in the case of the Revolving Credit Facility, either a base rate plus a margin ranging from 0.15% to 0.55% per annum or SOFR plus a margin ranging from 1.15% to 1.55% per annum and (ii) in the case of the Term Loan Facility, either a base rate plus a margin ranging from 0.10% to 0.50% per annum or SOFR plus a margin ranging from 1.10% to 1.50% per annum, in each case based on the Company’s consolidated leverage ratio. SOFR, as defined in the Credit Agreement, cannot be less than 0.00% at any time. In addition, with respect to the Revolving Credit Facility, the Company will pay, if the usage of the Revolving Credit Facility is equal to or less than 50% thereof, an unused facility fee of 0.20% per annum, or if the usage of the Revolving Credit Facility is greater than 50% thereof, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Credit Facility. The Second A&R Credit Facilities contain a number of customary financial and non-financial covenants

The Second A&R Credit Facilities are guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company. The Second A&R Credit Facilities contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company, the Operating Partnership and certain indirect subsidiaries of the Company to incur indebtedness, grant liens on their assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Second A&R Credit Facilities also requires the Company to comply with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum total leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unsecured leverage ratio and minimum unsecured debt service coverage ratio.

The Second A&R Credit Facilities also contains customary events of default, including the failure to make timely payments under the Second A&R Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. The occurrence of an event of default under the Second A&R Credit Facilities may result in all loans and other obligations becoming immediately due and payable and the Second A&R Credit Facilities being terminated and allow the lenders to exercise all rights and remedies available to them.

As of June 30, 2026, we had eleven interest rate swaps with a total notional amount of $290.0 million that are used to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities (together, the "Interest

Rate Swaps"). On July 2, 2026, we entered into an additional four swaps with a total notional amount of $250.0 million to manage our interest rate risk and fix the SOFR component on the Term Loans of the Credit Facilities. See Note 6. Derivatives and Hedging Activities in the Notes to our unaudited Consolidated Financial Statements included under Item 1 herein for further details regarding the Interest Rate Swaps.
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
Consolidated Indebtedness

As of June 30, 2026, we had approximately $383.9 million of outstanding consolidated principal indebtedness. The following table sets forth information as of June 30, 2026 with respect to our outstanding indebtedness (in thousands):

	Outstanding Balance as of June 30, 2026	Interest Rate at June 30, 2026	Maturity Date
Revolving Credit Facility(1)	$45,000	SOFR+148 bps(2)	November 2029
2030 Term Loan(1)	115,000	SOFR+143 bps(2)	January 2030
2028 Term Loan(1)	190,000	SOFR+143 bps(2)	February 2028
Secured Borrowings:
Vision Bank(3)	1,409	3.69%	September 2041
First Oklahoma Bank(4)	271	3.63%	December 2037
Vision Bank – 2018(5)	844	3.69%	September 2041
AIG(6)	29,955	2.80%	January 2031
Seller Financing - 2024(7)	1,400	5.00%	September 2039
Total Principal	$383,879
Explanatory Notes:
(1)See above under "Revolving Credit Facility and Term Loans" for details regarding the Credit Facilities. During the three and six months ended June 30, 2026, we incurred $0.09 million and $0.2 million of unused facility fees related to the Revolving Credit Facility.
(2)Based upon the applicable SOFR rate (subject to a 0% floor). Reflects a 0.02% discount for the fiscal year ended December 31, 2026 due to the Company's achievement of certain sustainability targets.
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
Secured Borrowings as of June 30, 2026
As of June 30, 2026, we had approximately $33.9 million of secured borrowings outstanding, all of which are currently fixed-rate debt with a weighted average interest rate of 2.96% per annum.

Dividends
To maintain our qualification as a REIT, we are required to pay dividends to stockholders at least equal to 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. During the three and six months ended June 30, 2026, we paid cash dividends of $0.245 per share and $0.49 per share, respectively. Our Board of Directors approved, and on August 3, 2026, we declared, a second quarter 2026 common stock dividend of $0.245 per share, which will be paid on August 28, 2026 to stockholders of record as of August 14, 2026.
Inflation
While our property operating expenses are subject to inflationary increases, over half our leases provide for various periodic rent escalations. In addition, a majority of our leases provide for tenant reimbursement of real estate taxes and thus the tenant must reimburse us for real estate taxes. We believe that if inflation increases expenses over time, increases in lease renewal rates, coupled with our periodic rent escalations, will materially offset such increase.
Share Repurchase Program
On February 25, 2025 (the "SRP Date"), the Board of Directors authorized the creation of a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $25.0 million of our Class A common stock. Repurchases of our Class A common stock conducted under the Share Repurchase Program may be made through open market transactions, block trades or other methods designed to comply with Rule 10b-18 of the Exchange Act. No shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program for the three months ended June 30, 2026 and the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount, or to acquire any specific number, of shares of our Class A common stock and may be suspended or discontinued at any time at the discretion of the Board of Directors.
Subsequent Real Estate Acquisitions
As of August 4, 2026 and during the period subsequent to June 30, 2026, we have acquired 34 properties in individual or portfolio transactions for an aggregate of approximately $7.9 million, excluding closing costs.
Critical Accounting Estimates
Refer to the heading titled “Critical Accounting Estimates” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. As of June 30, 2026, our indebtedness was approximately $383.9 million, consisting of approximately $350.0 million of variable-rate debt and approximately $33.9 million of fixed-rate debt. Of the $350.0 million variable-rate debt, $290.0 million relates to the Term Loans, which have been fixed through the Interest Rate Swaps. When factoring in the Term Loans as fixed-rate debt through the Interest Rate Swaps, as of June 30, 2026, approximately $60.0 million of our indebtedness was variable-rate debt and approximately $323.9 million was fixed-rate debt. Assuming no increase in the amount of our outstanding variable-rate indebtedness, if the one-month Adjusted Term SOFR were to increase or decrease by 1.0%, our cash flows would decrease or increase by approximately $0.6 million on an annualized basis.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may in the future be party to various claims and routine litigation arising in the ordinary course of business. Our management does not believe that any such litigation will materially affect our financial position or operations. As of June 30, 2026, we were not a party to any pending material legal proceedings.
Item 1A. Risk Factors
During the quarter ended June 30, 2026, there have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below:
Although SEC rules classify us as a non-accelerated filer through 2027, we will lose our smaller reporting company accommodations in the first quarter of 2027 and must immediately devote significant resources to prepare for a potential SOX Section 404(b) auditor attestation for fiscal year 2027.
Pursuant to Exchange Act Rule 12b-2 and SEC Staff Compliance & Disclosure Interpretation Question 130.05, because we were eligible to use scaled disclosure requirements for smaller reporting companies under the revenue test for the fiscal year ending December 31, 2026, we remain classified as a "non-accelerated filer" for filings due during fiscal year 2027. Consequently, we retain non-accelerated filing deadlines and remain exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (the "Auditor Attestation") throughout 2027. However, beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, we will no longer be permitted to rely on scaled disclosure accommodations available to smaller reporting companies, which will increase our legal, accounting, and administrative compliance burdens. Furthermore, our non-accelerated filer status during 2027 represents a temporary transition period. Effective December 31, 2027, we expect to transition to "Accelerated Filer" or "Large Accelerated Filer" status, compressing our 2027 Form 10-K filing deadline to as few as 60 days after fiscal year-end and requiring our independent registered public accounting firm to issue an auditor attestation report on our internal control over financial reporting. As a result, even though an Auditor Attestation is not required for our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, we expect to devote substantial management time and financial resources through the remainder of 2026, and all of 2027, to prepare for Section 404(b) compliance for the year ending December 31, 2027. If we fail to establish and maintain adequate internal controls, we could face material weaknesses, adverse Auditor Attestation reports, or delayed SEC filings for our fiscal year ending December 31, 2027.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2026. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Plan. The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares Purchased / Withheld from Employee Awards During the Three Months Ended June 30, 2026(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	$—	—	$—
June 1 - June 30, 2026	—	$—	—	$—

(1) On February 25, 2025, the Board of Directors authorized the creation of a share repurchase program pursuant to which we may repurchase up to $25.0 million of our Class A common stock.

As disclosed in Part I, Item 2 above, during the three months ended June 30, 2026, no shares of our Class A common stock were repurchased pursuant to the Share Repurchase Program from the SRP Date to the period ended June 30, 2026. As of June 30, 2026, the dollar value of Class A common stock shares that remains available to be repurchased under the Share Repurchase Program is $25.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plan Arrangements
On June 25, 2026, Andrew Spodek, our Chief Executive Officer and Director, entered into a pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, Mr. Spodek can buy up to 100,000 shares of our Class A common stock between September 28, 2026 and September 27, 2027, subject to price and trading limitations under the plan.

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

POSTAL REALTY TRUST, INC.

Date: August 4, 2026	By:	/s/ Andrew Spodek
Andrew Spodek
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Stephen M. Bakke
Stephen M. Bakke
Chief Financial Officer
(Principal Financial Officer)